Form 10-K
period 1998-07-26
SF HOLDINGS GROUP INC
filed 1998-10-26
CIK 1059697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
      (mark one)
      [X]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934
                     For the fiscal year ended July 26, 1998
                                       OR
      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to ___________

                             Commission File Number:
                             SF Holdings Group, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                           13-3990796
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification Number)

                               115 Stevens Avenue
                            Valhalla, New York 10595
                                 (914) 749-3274
   (Address and telephone number of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:            None
Securities registered pursuant to Section 12(g) of the Act:            None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting and non-voting equity of the registrant held by non-affiliates of the registrant as of October 24, 1998:
There is no market for the common stock of the registrant.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


         Common Stock $.001 par value, as of October 20, 1998:             Class A:   5,625,838 Shares

                                                                           Class B:     564,586 Shares
                                                                           Class C:     399,000 Shares

PART I

ITEM 1.  BUSINESS

General
         SF Holdings Group, Inc. ("SF Holdings" and with its subsidiaries, the "Company") believes it is one of the three largest converters and marketers of disposable food service and packaging products in North America. The Company sells a broad line of disposable paper, plastic and foam food service and food packaging products under both branded and private labels to the consumer and institutional markets, including large national accounts, and participates at all major price points. The Company conducts its business through two principal operating subsidiaries, Sweetheart Holdings Inc. ("Sweetheart") and The Fonda Group, Inc. ("Fonda") and markets its products under its well recognized Lily(R), Sweetheart(R) Trophy(R), Sensations and Hoffmaster(R) brands.

         The Company's product offerings are among the broadest in the industry, enabling it to offer its customers "one-stop" shopping for their disposable food service and food packaging product needs. The Company's principal products include (i) paperboard, plastic and foam food service products, primarily cups, lids, plates, bowls, plastic cutlery and food containers; (ii) tissue and specialty food service products, primarily napkins and placemats; and (iii) food packaging products, primarily containers for the dairy and food processing industries.

         The Company sells its products to more than 5,000 customers and serves the institutional and consumer markets, including large national accounts, located throughout the United States and Canada. In addition, the Company has developed and maintained long-term relationships with many of its customers. The Company's institutional customers, which are served by Sweetheart and Fonda, include (i) major food service distributors, (ii) national accounts, including fast-food chains and catering services, and (iii) schools, hospitals and other major institutions. The Company's consumer customers, which are served by Fonda, include supermarkets, mass merchandisers, warehouse clubs and other retailers. The Company's food packaging customers, which are served by Sweetheart, include national and regional dairy and food companies.

         SF Holdings was formed in December 1997 as a holding company to facilitate the acquisition by SF Holdings of 90% of the total outstanding common stock of Sweetheart, including 48% of the voting stock of Sweetheart (the "Sweetheart Investment"). On March 12, 1998, the Company consummated the Sweetheart Investment and acquired all of the outstanding capital stock of Fonda pursuant to a merger (the "Merger") whereby the stockholders of Fonda became the stockholders of the Company and Fonda became a wholly-owned subsidiary of the Company.

Products
         General. The Company's principal products include: (i) paperboard, plastic and foam food service products, such as white, colored and printed paper, plastic and foam plates and bowls, paper, plastic and foam cups for both hot and cold drinks and lids, straws, plastic cutlery, paper and plastic handled food pails, food containers and trays for take-out of fast food; (ii) tissue and specialty food service products, such as printed and solid napkins, printed and solid tablecovers, crepe paper, placemats, doilies, tray covers, fluted products and paper and plastic portion cups; and (iii) food packaging products, such as paper and plastic containers for the dairy and food processing industries. The Company believes it holds one of the top three market positions in white paper plates, decorated plates, bowls and cups in the private label consumer market, as well as in plastic, paper and foam cups, plates, bowls, plastic cutlery, lids, food containers, food pails, trays and premium napkins in the institutional market. The Company also believes it is the second largest supplier, in terms of sales, of containers to the frozen dessert and cultured dairy products segments of the food packaging industry in North America. These products are sold nationwide to supermarkets, restaurant franchises, discount store chains, food processors and major food distributors.

         Fonda is a party to a license agreement, dated March 12, 1998 (the "License Agreement") with Creative Expression Group, Inc. ("CEG"), an affiliate of Fonda, whereby CEG was granted the exclusive right to use the trademarks and trade names Splash(R) and Party Creations(R) in connection with the manufacture, distribution and sale of disposable party goods products for a period of five years, subject to extension. Pursuant to the License Agreement, Fonda receives an annual royalty equal to 5% of CEG's cash flow as determined in accordance with a formula specified in such agreement. In addition, in accordance with the License Agreement, the Company, at CEG's request, manufactures and sells to CEG certain party goods products, principally napkins and paper plates, including products bearing the trademarks or trade names Splash(R) or Party Creations(R).

Paperboard, Plastic and Foam Food Service Products

         Beverage Service Products. Paper, plastic and foam cups, which represent the largest portion of Sweetheart's sales, are sold to both the consumer and institutional markets, including national accounts. Both Sweetheart and Fonda offer a number of attractive cup and lid combinations for both hot and cold beverages. Cups for the consumption of cold beverages are generally plastic or wax coated for superior rigidity or made of DSP, which permits the printing of better quality graphics, while cups for the consumption of hot beverages are made from paper which is poly-coated on one side or foam to provide a barrier to heat transfer. Printed paper and plastic cups are often used as promotional items by Sweetheart's customers. Sweetheart sells plastic straws exclusively to the institutional market. Sweetheart's beverage service products are sold under the Sweetheart(R), Lily(R), Trophy(R), Preference(R), Jazz(R), Gallery(R), Clarity(R) and Lumina(R) brand names. Fonda's hot and cold beverage cups are sold principally to the consumer market.

         Sweetheart operates in Canada through its subsidiary Lily Cups, Inc. ("Lily Cups"), which has been manufacturing and marketing food service disposables since 1947. Lily Cups is one of the largest providers of food service disposable products in the Canadian market, primarily as a consequence of its large portfolio of national account customers. Sales by Lily Cups during Sweetheart's fiscal year ended September 30, 1997 and the nine months ended June 30, 1998 constituted approximately 6% and 7%, respectively, of Sweetheart's gross sales.

         Tabletop Service Products. Paper plates and bowls, which represent the largest portion of Fonda's sales, are sold primarily to the consumer market. These products include coated and uncoated white paper plates, decorated plates and bowls. Sweetheart's plastic and foam plates and bowls and plastic cutlery are sold to the institutional market. White uncoated and coated paper plates are considered commodity items and are generally purchased by cost-conscious consumers for everyday use. Printed and decorated plates and bowls are value-added products and are sold for everyday use as well as for parties and seasonal celebrations, such as Halloween and Christmas. Sweetheart's foam dinnerware, a value-added product, and plastic cutlery are sold to the institutional market under the Silent Service(R), Centerpiece(R), Basix (R), Guildware(R) and Simple Elegance(R) brand names.

         Take-Out Containers. Sweetheart sells paper and plastic food containers and lids primarily for the take-out of fast foods, and Fonda sells paper trays and food pails, which are sold to the institutional market.

Tissue and Specialty Food Service Products

         Tissue Converted Products. Napkins represent the second largest portion of Fonda's sales and are sold under Fonda's Hoffmaster(R), Fonda, Sensations, Splash(R) and Party Creations(R) brand names, as well as under national distributor private label names. Napkin products range from decorated-colored, multi-ply napkins and simple custom printed napkins featuring an end-user's name or logo to fully printed, graphic-intensive napkins for the premium paper goods sector. Tablecovers, ranging from economy to premium product lines, are sold under the Hoffmaster(R), Linen-Like(R), Windsor(R), Sensations, Splash(R) and Party Creations(R) brand names. The Company has a broad selection of tablecovers in one-, two-, and three-ply configurations and produces tablecovers in white, solid color and one-to four-colored printed products. Fonda also sells or licenses crepe products under the Hoffmaster(R), Splash(R) and Party Creations(R) brand names.

         Specialty Products. The Company sells placemats, traycovers, paper doilies, plastic and paper portion cups and fluted products in a variety of shapes and sizes. Fonda produces unique decorated placemats in a variety of shapes. In addition, Fonda uses a proprietary technology to produce non-skid traycovers that serve the particular needs of the airline and healthcare industries.

Food Packaging Products

         Sweetheart's food packaging operations sell paper and plastic containers and lids for ice cream, frozen novelty products and cultured foods (including sour cream, yogurt, cottage cheese and snack dip), and plastic containers for single-serving chilled juice products. Other products include Sweetheart's Flex-E-Form straight-wall paper manufacturing technology and Flex-Guard, a spiral wound tamper-evident lid.

         To enhance product sales, Sweetheart designs, manufactures and leases container filling and lidding equipment to dairies and other food processors to package food items in Sweetheart containers at their plants. Sweetheart's filling and lidding equipment is leased to customers under the Auto-Pak, Flex-E-Fill and Flex-E-Form trade names. This equipment is manufactured in Sweetheart's machine shop and assembly plant located in Owings Mills, Maryland. Types of products packaged in Sweetheart's machines include ice cream, factory-filled jacketed ice cream cones, cottage cheese, yogurt and squeeze-up desserts.

Marketing and Sales

         The following is a discussion of Sweetheart and Fonda's existing marketing and sales operations. Sweetheart and Fonda intend to enter into joint marketing and sales agreements which will be designed to eliminate duplicative marketing and sales expenses.

         Sweetheart focuses its marketing efforts on both the distributor and end-user customer. Sweetheart tailors programs, consisting of products, price, promotional and merchandising materials, training and sales/marketing coverage to effectively meet the specific needs of target customers and market segments. Sweetheart sells these programs through a direct sales organization. Sweetheart supports this process through the development of innovative new products, materials and processes, while leveraging its strong brand recognition and nationwide network of manufacturing and distribution centers.

         Fonda's marketing efforts are principally focused on (i) providing value-added services; (ii) category expansion by cross marketing products between the consumer and institutional markets; (iii) developing new graphic designs which Fonda believes will offer consumers recognized value; and (iv) increasing brand awareness through enhanced packaging and promotion. Fonda sells its products through an internal sales organization and independent brokers. Fonda believes its experienced sales team and its ability to provide high levels of customer service enhance its long-term relationships with its customers. Fonda sells to more than 2,500 institutional and consumer customers located throughout the United States.

         In Fiscal 1998, Fonda's five largest customers represented approximately 17%, of net sales. In Sweetheart's fiscal year ended September 30, 1997 and the nine months ended June 30, 1998, Sweetheart's five largest customers represented approximately 39% and 36%, respectively, of its net sales. One customer of Sweetheart, McDonald's, accounted for 13.7% and 12% of its net sales in fiscal 1997 and the nine months ended June 30, 1998, respectively; no one single customer of Fonda accounted for more than 10% of its net sales. The loss of one or more large national customers could adversely affect the Company's operating results.

         In the fourth quarter of fiscal 1997, Sweetheart completed negotiations of a three-year contract renewal with McDonald's. Pursuant to such agreement, Sweetheart committed to convert McDonald's cold cup volume to a new raw material substrate (from wax to DSP) over the life of the contract which will cause Sweetheart to incur incremental capital expenditures.

Sweetheart Sales

         Food Service Institutional Market. Sweetheart's food service products are sold directly to large national accounts, such as fast-food chains and food service management companies. Food service products are also sold through distributors to other end-users, such as independent restaurants, school systems and hospitals. Sweetheart sells to more than 4,000 institutional customers and national accounts throughout the United States and Canada. Sweetheart's national accounts include ARAMARK Corporation, McDonald's and Wendy's International, Inc., and its major distributor accounts include Comsource Independent Food Services Companies Inc., Independent Distributors of America, Network, Inc. and SYSCO Corporation. This market represented approximately 89% and 88% of Sweetheart's net sales in fiscal 1997 and the nine months ended June 30, 1998, respectively.

         Food Packaging Institutional Market. Food packaging containers and filling machines are marketed directly to national and regional dairies and food companies. Major customers of Sweetheart's food packaging products include Ben & Jerry's Homemade, Inc., Blue Bell Creameries, L.P., The Kroger Co. and Prairie Farms Dairy, Inc. This market represented approximately 11% and 12% of Sweetheart's net sales in fiscal 1997 and the nine months ended June 30, 1998, respectively.

Fonda Sales

         Institutional Market. Restaurants, schools, hospitals and other major institutions comprise Fonda's institutional market. This market represented approximately  47% of  Fonda's  net sales in Fiscal  1998.  Fonda's  predominant institutional customers of private label products include SYSCO Corporation, Rykoff-Sexton, Inc./U.S. Foodservice Inc. and Alliant Foodservice Inc. Institutional customers of Fonda's branded products include Sweet Paper Sales Corp., Smart Food Distributors Incorporated, Bunzl USA, Inc. and Lisanti Food Incorporated. The institutional market is serviced by dedicated field service representatives located throughout the United States. The field sales force works directly with these national and regional distributors to service the needs of the various segments of the food service industry.

         Consumer Market. Supermarkets, mass merchants, warehouse clubs, discount chains and other retail stores comprise the Fonda consumer market. This market represented approximately 53% of Fonda's net sales in Fiscal 1998. Fonda's consumer market is classified into four distribution channels: (i) the grocery channel, which is serviced through a national and regional network of brokers, (ii) the retail mass merchant channel, which is serviced directly by field service representatives, (iii) the specialty (party) channel, which is serviced principally through CEG (see "--Affiliated Company Sales") and (iv) the warehouse club channel, which is serviced both through national and regional networks of brokers and directly by field service representatives. Customers of Fonda's branded consumer products include Target Stores (a division of Dayton Hudson Corp.), Wal-Mart Stores, Inc., Kmart Corporation and The Great Atlantic & Pacific Tea Company, Inc. Fonda's primary private label customers in the consumer market include The Kroger Co., The Great Atlantic & Pacific Tea Company, Inc. and The Stop & Shop Companies, Inc.

         Affiliated Company Sales. In connection with the License Agreement, Fonda, at CEG's request, manufactures and sells to CEG certain party goods products, principally napkins and paper plates including products bearing the trademarks and trade names Splash(R) or Party Creations(R). Fonda sells such products to CEG on terms no less favorable to Fonda than those it could otherwise have obtained from unrelated third parties. In Fiscal 1998, Fonda's net sales of such party goods products were approximately $36 million. Fonda has been a long-term supplier to CEG and during Fiscal 1998 net sales to CEG were $17 million. Fonda expects sales to CEG to continue to grow pursuant to the License Agreement.

Distribution

         Each of the Company's manufacturing facilities and distribution facilities includes sufficient warehouse space to store such respective facility's raw materials and finished goods as well as products from the Company's other facilities. Shipments of finished goods are made from each facility via common carrier. Sweetheart is in the process of consolidating its warehouse and distribution facilities in order to reduce costs and improve its customer service levels which the Company expects to be completed by the end of Fiscal 1999. As part of this consolidation, Sweetheart closed its Clackamas, Oregon and Sparks, Nevada distribution centers. As of October 1998, Sweetheart's Ontario and Riverside distribution centers have been consolidated in a new west coast distribution center.

Competition

         The disposable food service products industry is highly competitive. The Company believes that competition is principally based on product quality, customer service, price and graphics capability. Competitors include large multinational companies as well as regional and local manufacturers. The marketplace for these products is fragmented and includes participants that compete across the full line of products, as well as those that compete with a limited number of products. Some of the Company's major competitors are significantly larger than the Company, are vertically integrated and have greater access to financial and other resources.

         Fonda's primary competitors in the paperboard, plastic and foam food service converted product categories include International Paper Food Service Group (formerly Imperial Bondware) (a division of International Paper Co.), Fort James Corp. (successor by merger of James River and Fort Howard Corp.), AJM Packaging Corp., Dopaco Inc., Fold-Pak Corp. and Solo Cup Co. Major competitors in the tissue and specialty food service converted product categories include Duni Corp., Erving Paper Products Inc., Fort James Corp. and Wisconsin Tissue Mills Inc. (a subsidiary of Chesapeake Corporation). Fonda's competitors also include manufacturers of products made from plastics and foam. Sweetheart's primary competitors in the food service categories include Dart Container Corporation, Fort James Corp., Solo Cup Co., International Paper Food Service Group and Tenneco Inc. Major competitors in the food packaging categories include Cardinal Plastics, Inc., Landis Plastics, Inc., Norse Dairy Systems, Inc., Polytainer, Ltd. and Sealright Co., Inc.

Raw Materials and Suppliers

         Raw materials are a significant component of the Company's cost structure. Principal raw materials for the Company's paperboard and tissue operations include SBS paperboard and napkin tissue, obtained from major domestic manufacturers. Other material components include bond paper, waxed bond, corrugated boxes, poly bags, wax adhesives, coating and inks. Paperboard, napkin tissue, bond paper and waxed bond paper are purchased in "jumbo" rolls which may either be slit for in-line printing and processing, printed and processed or printed and blanked for processing into final products. Fonda's primary suppliers of paperboard stock are Georgia-Pacific Corp., Temple-Inland Inc. and Gilman Paper Co. for which Fonda has total commitments of 49,200 tons through April 2001. Sweetheart's primary suppliers of paperboard stock are Temple-Inland Inc., Georgia-Pacific Corp. and WWF International, Ltd. Lincoln is the primary supplier of tissue to Fonda. Pursuant to a contract, as amended, with

Lincoln, Fonda is required to purchase color and white tissue at the lower of a formula-based price or market price through December 31, 1999. The principal raw material for the Company's plastic operations is plastic resin (polystyrene, polypropylene and high density polyethylene) purchased directly from major petrochemical companies and other resin suppliers. Resin is processed and formed into cups, lids, cutlery, meal service products, straws and containers through thermo forming and injection molding processes. The Company manufactures foam products by extruding sheets of plastic foam material that are converted into cups and plates. The Company has a number of suppliers for substantially all of its raw materials and believes current sources of supply for its raw materials are adequate to meet its requirements. Fonda purchases the bulk of its SBS paperboard and napkin tissue under long-term contracts. Sweetheart does not maintain any written contracts with its suppliers of raw materials.

Environmental Matters

         The  Company  and its  operations  are  subject  to  comprehensive  and
frequently  changing  Federal,   state,  local  and  foreign  environmental  and
occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water, and the disposal of hazardous wastes. The Company is subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at properties that it owns or operates and at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company believes that there are currently no pending investigations at the Company's plants and sites relating to environmental matters. However, there can be no assurance that the Company will not be involved in any such proceeding in the future and that any amount of future clean up costs and other environmental liabilities will not be material.

         The Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Enactment of more stringent laws or regulations or more strict interpretation of existing laws and regulations may require additional expenditures by the Company, some of which could be material.

         The Clean Air Act mandates the phase out of certain refrigerant compounds, which will require Sweetheart to upgrade or retrofit air conditioning and chilling systems during the next few years. Sweetheart has decided to replace units as they become inefficient or unserviceable. The Company anticipates the costs of upgrading such systems to be approximately $1.5 million.

         Some of the Company's facilities contain asbestos. Although there is no current legal requirement to remove such asbestos, the Company has an ongoing monitoring and maintenance program to maintain and/or remove such asbestos as appropriate to prevent the release of friable asbestos. The Company does not believe the costs associated with such program will be material to its business or financial condition.

Technology and Research

         Sweetheart maintains facilities for the development of new products and product line extensions in Owings Mills, Maryland. Sweetheart maintains a staff of engineers and technicians who are responsible for product quality, process control, improvement of existing products, development of new products and processes and technical assistance in adhering to environmental rules and regulations. Sweetheart is continually striving to expand its proprietary manufacturing technology, further automate its manufacturing operations, and develop improved manufacturing processes and product designs.

Employees

         At July 26, 1998, Sweetheart employed approximately 6,700 persons, of whom approximately 5,700 persons were hourly employees with approximately 93% of those employees located at facilities in the United States. Sweetheart currently has collective bargaining agreements in effect at its facilities in Springfield, Missouri, Augusta, Georgia and Toronto, Canada which cover all production, maintenance and distribution hourly-paid employees at each respective facility and contain standard provisions relating to, among other things, management rights, grievance procedures, strikes and lockouts, seniority, and union rights. As of July 26, 1998, approximately 24% of such Sweetheart hourly employees were covered by the Sweetheart collective bargaining agreements. The current expiration dates of the Sweetheart collective bargaining agreements at the Springfield, Augusta and Toronto facilities are March 4, 2001, October 31, 1998 and November 30, 2000, respectively. The Company anticipates that renewal negotiations regarding the Augusta collective bargaining agreement will result in another three-year contract term. Sweetheart considers its relationship with its employees to be good.

         At July 26, 1998, Fonda employed approximately 1,435 persons, of whom approximately 1,110 were hourly employees. Fonda has collective bargaining agreements in effect at its facilities in Appleton, Wisconsin; Oshkosh, Wisconsin; St. Albans, Vermont; Williamsburg, Pennsylvania and Maspeth, New York which cover all production, maintenance and distribution hourly-paid employees at each respective facility and contain standard provisions relating to, among other things, management rights, grievance procedures, strikes and lockouts, seniority, and union rights. The current expiration dates of the Fonda Collective bargaining agreements at the Appleton, Oshkosh, St. Albans, Williamsburg and Maspeth facilities are are May 1, 2002, May 31, 2002, January 31, 2001, June 11, 2000 and October 31, 1999, respectively. Fonda considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

         The Company has converting facilities located throughout the United States and Canada. All of the Company's facilities are well maintained, in good operating condition and suitable for the Company's operations.

         The table below provides summary information regarding the principal properties owned or leased by Fonda and Sweetheart.


                                                                                SIZE
                                                                            (APPROXIMATE
                                                MANUFACTURING/                AGGREGATE             OWNED/
            LOCATION                              WAREHOUSE                  SQUARE FEET)           LEASED
            --------                              ---------                  ------------           ------

Fonda Converting Facilities
Appleton, Wisconsin                                         M/W                        267,700                O
Glens Falls, New York                                       M/W                        59,100                 O
Goshen, Indiana                                             M/W                        63,000                 O
Lakeland, Florida                                           M/W                        45,000                 L
Maspeth, New York                                           M/W                        130,000                L
Oshkosh, Wisconsin                                          M/W                        484,000                O
St. Albans, Vermont  (2 facilities)                          M                         124,900                O
                                                             W                         182,000                L
Williamsburg, Pennsylvania                                  M/W                        146,000                O(1)

Sweetheart Converting Facilities
Augusta, Georgia                                            M/W                        339,000                O
Conyers, Georgia (2 facilities)                             M/W                        350,000                O
                                                             W                         555,000                O
Chicago, Illinois (2 facilities)                            M/W                        902,000                O
                                                             W                         587,000                L
Dallas, Texas                                               M/W                       1,316,000               O
Manchester, New Hampshire                                   M/W                        160,000                O
North Las Vegas, Nevada (2 facilities)                      M/W                        128,000                L
                                                             W                         12,000                 L
Ontario, California                                          W                         400,000                L(2)
Owings Mills, Maryland (3 facilities)                       M/W                       1,533,000               O
                                                             W                         267,000                O
                                                             W                         406,000                O
Scarborough, Ontario (2 facilities)                         M/W                        185,000                O
                                                            M/W                        207,000                O
Somerville, Massachusetts                                   M/W                        193,000                O
Springfield, Missouri (2 facilities)                        M/W                        925,000                O
                                                             W                         415,000                L
Wilmington, Massachusetts                                    W                         407,000                L

--------------------
(1)      Subject to capital lease.

(2) Leased as of September 1998, replacing a 249,000 square foot warehouse also located in Ontario, California.

         During Fiscal 1997, Fonda decided to close its Three Rivers, Michigan and Long Beach, California facilities and during Fiscal 1998, it decided to close its Jacksonville, Florida facility, which facility was leased from Dennis Mehiel (see "Certain Relationships and Related Transactions"). Such closures were a result of the rationalization of Fonda's operations. The operations at Three Rivers and Jacksonville were moved to facilities in Goshen, Indiana, acquired in Fiscal 1997, and Lakeland, Florida, acquired in Fiscal 1998. The operations at Long Beach were moved to the Oshkosh, Wisconsin facility and such facility has been subleased through the term of the lease.

         Sweetheart also leases a warehouse in Augusta, Georgia which was closed in the latter part of fiscal 1997. Sweetheart is currently subleasing such property to a third party through March 31, 2001 and will continue to actively seek to sublet the property through the lease termination date, March 31, 2008. Sweetheart's Riverside, California facility was closed in the latter part of fiscal 1997 and was sold in August 1998.

         On March 24, 1998, Fonda consummated an agreement to sell substantially all of the fixed assets and certain related working capital (the "Mill Disposition") of its tissue mill in Gouverneur, New York (the "Mill"). On May 27, 1998, Fonda announced its decision to close its administrative offices in St. Albans, Vermont and to relocate such offices, including its principal executive offices, to Oshkosh, Wisconsin.


ITEM 3.  Legal Proceedings

         From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage of types and in amounts which it believes to be adequate. The Company believes that it is not presently a party to any litigation, the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987, and is currently pending against Sweetheart in federal court. The remaining issue involved in the case is a claim that Sweetheart wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement
Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs is to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996 the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of Sweetheart. Following denial of a motion for reconsideration, the plaintiffs in April 1997 filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment in favor of Sweetheart. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a hearing of their appeal which petition was denied on July 29, 1998. Plaintiffs have filed a motion in the District Court for attorney's fees. No amount has been specified in such motion.

         The Company believes that Sweetheart will ultimately prevail on the remaining material issues in the Aldridge litigation. Due to the complexity involved in connection with the claims asserted in this case, Sweetheart cannot determine at present with any certainty the amount of damages it would be required to pay should the plaintiffs prevail; accordingly, there can be no assurance that such amounts would not have a material adverse effect on the Company's financial position or results of operations. See Note 20 of the Notes to the Financial Statements.

         A patent infringement action entitled Fort James Corp. v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. Sweetheart has filed an answer to the complaint denying liability and asserting various affirmative defenses and counterclaims. The Company believes the ultimate liability, if any, will not materially affect Sweetheart's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS


         There is no established public trading market for SF Holdings' common stock. SF Holdings has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. SF Holdings' indenture governing the $144.0 million aggregate principal amount at maturity of 12 3/4% Senior Secured Discount Notes due 2008 (the "Discount Notes") and the instruments governing the indebtedness of Sweetheart and Fonda limit the payment of dividends or other distributions to SF Holdings. SF Holdings currently intends to retain future earnings to fund the development and growth of its business.

         As of October 20, 1998, there were four, one, and two holders of SF Holdings' Class A, Class B and Class C Common Stock, respectively.

ITEM 6.  SELECTED FINANCIAL DATA



                                                                         Years Ended July (1)
                                                  -------------------------------------------------------------------
                                                      1998          1997          1996         1995         1994
                                                  -------------- ------------ ------------- ------------ ------------
                                                                            (In thousands)
Statement of Operations Data: (2)
Net sales                                             $ 553,735    $ 252,513     $ 204,903    $  97,074    $  61,839
Cost of goods sold                                      481,263      201,974       164,836       76,252       51,643
                                                  -------------- ------------ ------------- ------------ ------------
Gross profit                                             72,472       50,539        40,067       20,822       10,196
Selling, general and administrative expenses             53,538       31,527        26,203       14,112        8,438
Other income, net (3)                                   (12,166)      (1,608)            -            -            -
                                                  -------------- ------------ ------------- ------------ ------------
Income from operations                                   31,100       20,620        13,864        6,710        1,758
Interest expense, net                                    29,304        9,017         7,934        2,943        1,268
                                                  -------------- ------------ ------------- ------------ ------------
Income before taxes and extraordinary  loss               1,796       11,603         5,930        3,767          490
Income taxes                                              2,198        4,872         2,500        1,585          239
Minority interest in subsidiariries' loss                (1,900)           -             -            -            -
                                                  -------------- ------------ ------------- ------------ ------------
Income before extraordinary loss                          1,498        6,731         3,430        2,182          251
Extraordinary loss, net (4)                                   -        3,495             -            -            -
                                                  -------------- ------------ ------------- ------------ ------------
Net income                                             $  1,498      $ 3,236       $ 3,430    $   2,182    $     251
                                                  ============== ============ ============= ============ ============

Balance Sheet Data as of July:
Cash                                                   $ 20,703    $   5,908     $   1,467    $     120    $     225
Working capital                                         155,524       58,003        38,931       28,079        2,731
Property, plant and equipment, net                      430,150       59,261        46,350       26,933        7,454
Total assets                                            943,811      179,604       136,168       79,725       24,668
Total indebtedness (5)                                  622,968      122,987        87,763       48,165       12,581
Exchangeable preferred stock                             30,680            -             -            -            -
Minority interest in subsidiary                           3,020            -             -            -            -
Redeemable common stock                                   2,139        2,076         2,179        2,115            -
Stockholders' equity                                     22,929       15,010        11,873        7,205        5,977





(1) All fiscal years are 52 weeks, except for Fiscal 1994 which is 53 weeks. Certain prior year amounts have been restated to conform to current year presentation.
(2)   Includes  the  results of  operations  of the  Company  and the  following acquisitions since their respective dates of acquisition: (i) the net assets of the Scott Foodservice Division from Scott Paper Company as of March 31, 1995; (ii) the net assets of Alfred Bleyer & Co., Inc. as of November 30, 1995; (iii) all of the outstanding capital stock of the Chesapeake Consumer Products Company from Chesapeake Corporation as of December 29, 1995; (iv) the net assets of two divisions of the Specialties Operations Division of James River Paper Corporation as of May 5, 1996;
      (v) all of the outstanding capital stock of Heartland Mfg. Corp. as of June 2, 1997; (vi) the net assets of the former printed products division of Astro Valcour, Inc. from Tenneco Inc. as of June 10, 1997; (vii) the net assets of Leisureway as of January 5, 1998 (the "Leisureway Acquisition"); and (viii) the Sweetheart Investment. The acquisitions referred to in (v) and (vi) above are hereinafter referred to as the "1997 Fonda Acquisitions". See "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and of the Notes to the Financial Statements.
(3) Fiscal 1998 includes a $15.9 million gain on the Mill Disposition and settlement in connection with the termination by the owner of the co-generation facility formerly hosted by Fonda at the Mill of its obligation, among other things, to supply steam to the Mill (the "Steam Contract").
(4) The Company incurred a $3.5 million extraordinary loss (net of a $2.5 million income tax benefit) in connection with the early retirement of debt consisting of the write-off of unamortized debt issuance costs, elimination of unamortized debt discount and prepayment penalties.

(5) Includes short-term and long-term borrowings and current maturities of long-term debt.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results or future events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, raw material costs, labor market conditions, the highly competitive nature of the industry, and developments with respect to contingencies.

General

         SF Holdings was formed in December 1997 as a holding company to facilitate the Sweetheart Investment. The Company conducts all of its operations through its principal operating subsidiaries, Sweetheart and Fonda and therefore has no significant cash flows independent of such subsidiaries. The following discussion of results of operations for the fiscal years ended July 26, 1998 and July 27, 1997 is based on the historical results of operations of Fonda for those periods and the results of operations of Sweetheart from March 12, 1998, the date of the consummation of the Sweetheart Investment, to June 30, 1998. Since the Sweetheart Investment, which was accounted for as a purchase, was consummated during the Company's third quarter, the financial information contained herein with respect to the periods prior to the Sweetheart Investment does not reflect Sweetheart's results of operations; thus, this financial information is not necessarily indicative of the results of operations that would have been achieved had the Sweetheart Investment been consummated by the Company at the beginning of the periods presented herein or which may be achieved in the future, nor does it reflect the operations of Sweetheart under current management for a significant period of time.

         Sweetheart and Fonda are converters and marketers of disposable paper, plastic and foam food service and food packaging products. The prices for each subsidiary's raw materials fluctuate. When raw material prices decrease, selling prices have historically decreased. The actual impact on each company from raw materials price changes is affected by a number of factors including the level of inventories at the time of a price change, the specific timing and frequency of price changes, and the lead and lag time that generally accompanies the implementation of both raw materials and subsequent selling price changes. In the event that raw materials prices decrease over a period of several months, each company may suffer margin erosion on the sale of such inventory.

         Each of Fonda and Sweetheart's business is highly seasonal with a majority of its net cash flows from operations realized in the second and third quarters of the calendar year. Sales for such periods reflect the high seasonal demands of the summer months when outdoor and away-from-home consumption increases. In the event that Fonda's and/or Sweetheart's cash flow from operations is insufficient to provide working capital necessary to fund their respective production requirements, Fonda and/or Sweetheart will need to borrow under their respective credit facilities or seek other sources of capital. Although the Company believes that funds available under such credit facilities together with cash generated from operations, will be adequate to provide for each company's respective cash requirements, there can be no assurance that such capital resources will be sufficient in the future.

Year 2000

         Many of Sweetheart's and Fonda's computer systems may be unable to process dates beyond December 31, 1999. This could result in system failures or miscalculations which could have a material adverse effect on the Company's business, financial condition or results of operations. Each of Sweetheart and Fonda has implemented a Year 2000 compliance program intended to identify the programs and infrastructures that could be effected by Year 2000 issues and resolve the problems that were identified on a timely basis.

         Fonda has completed the assessment phase, in which it has identified potential Year 2000 issues, including those with respect to information technology systems, technology embedded within equipment Fonda uses as well as equipment that interfaces with vendors and other third parties. Fonda is in the process of upgrading its hardware and software systems which run most of Fonda's data processing and financial reporting software applications and consolidating certain of its in-house developed computer systems into the upgraded systems. The upgraded systems are expected to be operational and Year 2000 compliant by December 1998. All other information technology systems, that are not currently Year 2000 compliant, are also expected to be compliant by December 1998. In addition, Fonda is working with vendors to ensure that its telephone systems and other embedded technologies are Year 2000 compliant. EDI trading partners have been contacted, and other key business partners are in the process of being contacted, to ensure that key business transactions will be Year 2000 compliant. Furthermore, in the event

Fonda is unable to meet certain key operational dates, the Company believes its systems that are already Year 2000 compliant, as well as temporary solutions to systems that are currently in place, and manual procedures would allow Fonda to ship product to customers and engage in other critical business functions.

         Sweetheart has completed the assessment phase, in which it has identified potential Year 2000 issues with respect to information technology systems, as well as equipment that interfaces with vendors and third parties, and developed a compliance project for its hardware, operating systems and application systems. Sweetheart is scheduled to complete the hardware and operating systems conversion plans by January 1999. With respect to the application phase, Sweetheart is compliant in its order management and warehousing systems. Manufacturing and planning systems are in final testing and are expected to be compliant by January 1999. Financial, corporate and in-house developed systems are scheduled for compliance by July 1999. Sweetheart expects to complete the assessment phase for technology embedded within equipment by November 1998. Sweetheart believes a significant portion of its manufacturing equipment is not affected by Year 2000 issues due to its operations use, or was compliant when purchased. Sweetheart has or is in the process of contacting key vendors and business partners, to ensure that key business transactions will by Year 2000 compliant. Furthermore, in the event Sweetheart is unable to meet certain key operational dates, Sweetheart believes its already compliant Year 2000 systems for planning, order management and warehouse management which, in use with manual systems, would allow Sweetheart to ship products to customers and engage in other critical business functions.

         Sweetheart and Fonda estimate the total cost of their respective Year 2000 program at $2.7 million and $2.6 million, respectively, of which $1.2 million and $1.0 million has been spent by Sweetheart and Fonda, respectively, as of the end of Fiscal 1998. Future expenditures will be funded from cash flow from the respective company's operations or borrowings under each company's respective credit facility. However, there can be no assurance that Sweetheart or Fonda will identify all Year 2000 issues in its computer systems in advance of their occurrence or that they will be able to successfully remedy all problems that are discovered. Failure by Sweetheart or Fonda and/or their significant vendors and customers to complete Year 2000 compliance programs in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems which could cause fluctuations in the Company's revenues and operating profitability.


        Results of Operations

Results of Operations


                                                                      Years Ended July
                                            1998                            1997                           1996
                                    -----------------------------  ---------------------------       ----------------
                                    Amount          % of          Amount           % of          Amount           % of
                                                     Net                            Net                            Net
                                                    Sales                          Sales                          Sales
                                                                   (Dollars in millions)
Net Sales                          $     553.7          100.0%    $    252.5           100.0 %   $    204.9           100.0%
Cost of goods sold                       481.3           86.9          202.0            80.0          164.8            80.4
                                     ---------     ----------      ---------       ---------    -----------       ---------
Gross profit                              72.5           13.1           50.5            20.0           40.1            19.6
Selling, general and
  administrative expense                  53.5            9.7           31.5            12.5           26.2            12.8
Other income, net                        (12.2)          (2.2)         (1.6)           (0.6)             -               -
                                     ----------     ----------     ----------      ----------      ---------      ---------
Income from operations                    31.1            5.6           20.6             8.2           13.9             6.8
Interest expense, net                     29.3            5.3            9.0             3.6            8.0             3.9
                                     ---------      ---------     ----------       ---------       --------        --------
Income before taxes and
  extraordinary loss                       1.8            0.3           11.6             4.6            5.9             2.9
Income tax expense                         2.2            0.4            4.9             1.9            2.5             1.2
Minority interest in
  subsidiaries' loss                      (1.9)          (0.3)             -               -              -               -
                                     ----------     ----------      ---------      ----------      ---------      ---------
Income before
  extraordinary loss                       1.5            0.3            6.7             2.7            3.4             1.7
Extraordinary loss, net                      -              -            3.5             1.4              -               -
                                      ---------     ----------      --------        --------      ----------       --------
Net income                           $     1.5           0.3 %      $    3.2             1.3%      $    3.4             1.7%
                                     =========       ========       ========       =========       ========        ========


Fiscal 1998 Compared to Fiscal 1997

         Net sales increased $301.2 million, or 119%, to $553.7 million primarily as a result of the Sweetheart Investment. The Sweetheart Investment resulted in a $282.3 million increase in net sales. The increase in net sales is also due in part to increased sales volume in Fonda's converting operations resulting from the 1997 Fonda Acquisitions and Leisureway Acquisition, and to a lesser extent increased sales volume in Fonda's converted tissue products. Sales volume in such converting operations increased 12% in the consumer markets and 7% in the institutional markets.

         Average selling prices increased 5% in the institutional markets and 1% in the consumer markets. Net sales of tissue mill products declined $6.1 million resulting from the Mill Disposition on March 24, 1998 and a shift in mix due to competitive market conditions Increased sales of commodity white paper from the new paper machine were offset by reduced sales of deep tone paper due to competitive market conditions.

         Gross profit increased $21.9 million, or 43.4%, to $72.5 million. The Sweetheart Investment resulted in a $23.5 million increase in gross profit. The offsetting decrease in gross profit is the result of Fonda's operations, primarily a $4.5 million decrease in gross profit in tissue mill products, partially offset by an increase in gross profit in the converting operations. The decrease in gross profit of tissue mill products was due to the Mill Disposition, as well as the increased sales of lower margin white paper, reduced sales of higher margin deep tone paper, and increased manufacturing costs resulting from the start-up of the second paper machine. In the converting operations, the increase in gross profit attributable to the 1997 Fonda Acquisitions and the Leisureway Acquisition and higher margins in converted tissue products were partially offset by increased costs of paperboard, which were not recovered through price adjustments. As a percentage of net sales, gross profit decreased from 20.0% in Fiscal 1997 to 13.1% in Fiscal 1998 for the reasons set forth above.

         Selling, general and administrative expenses increased $22.0 million, or 69.8%, to $53.5 million. The Sweetheart Investment resulted in $19.1 million of such increase. The remaining $2.9 million increase was primarily due to increased selling expenses resulting from the increase in Fonda's net sales. As a percentage of net sales, selling, general and administrative expenses decreased from 12.5% in Fiscal 1997 to 9.7% in Fiscal 1998.

         Other income, net primarily includes a 15.9 million gain on the Mill Disposition and the Steam Contract.

         Income from operations increased $10.5 million, or 50.8%, to $31.1 million due to the reasons discussed above. Excluding other income, net, as a percentage of net sales, income from operations decreased from 8.8% in Fiscal 1997 to 7.8% in Fiscal 1998.

         Interest expense, net of interest income, increased $20.3 million to $29.3 million. The increase includes $4.0 million from the issuance of the Discount Notes and $14.0 million from Sweetheart indebtedness since the date of the Sweetheart Investment. The remainder of the increase was due to higher borrowing levels at Fonda resulting from the issuance in the third quarter of Fiscal 1997 of the Fonda Notes, which was partially offset by lower interest rate debt.

         The effective tax rate was 122% in Fiscal 1998 compared to a 42% effective rate in Fiscal 1997 which reflects certain non-deductible costs in Fiscal 1998 relating to the Sweetheart Investment and the financing in connection therewith.

         As a result of the above and the addback of minority interest representing 10% of Sweetheart's historical loss, income before extraordinary loss was $1.5 million in Fiscal 1998 compared to $6.7 million in Fiscal 1997.

         In Fiscal 1997, the Company incurred a $3.5 million extraordinary loss (net of a $2.5 million income tax benefit) in connection with Fonda's early retirement of debt consisting of the write-off of unamortized debt issuance costs, elimination of unamortized debt discount, and prepayment penalties. As a result of the above, net income was $1.5 million in Fiscal 1998 compared to $3.2 million in Fiscal 1997.

Fiscal 1997 Compared to Fiscal 1996

         Net sales in Fiscal 1997 increased $47.6 million, or 23%, to $252.5 million. This increase was a result of a full year's results of operations for the acquisitions consummated by Fonda in Fiscal 1996 and two month's results of operations for the 1997 Fonda Acquisitions, which was partially offset by a $5.8 million decline in net sales due to lower average selling prices. The lower selling prices arose from competitive market conditions and lower raw material costs. During Fiscal 1997, prices declined about 16% in the institutional market and 10% in the consumer market. These lower selling prices were partially offset by higher sales volumes of 17% and 3% in the institutional and consumer markets respectively.

       Gross profit in Fiscal 1997 increased $10.5 million, or 26.1%, to $50.5 million due primarily to the acquisitions consummated by Fonda in Fiscal 1996. As a percentage of net sales, gross profit improved slightly from 19.6% in Fiscal 1996 to 20% in Fiscal 1997. Gross profits increased in the consumer market, primarily due to a 14% decline in SBS paperboard costs, which were offset by lower gross profits in the institutional market. Margins for the institutional market were reduced primarily as a result of competitive market conditions which lowered selling prices.

         Selling, general and administrative expenses in Fiscal 1997 increased $5.3 million, or 20%, to $31.5 million. This increase was due primarily to the incurrence of additional expenses and corporate overhead assumed in connection with the acquisitions consummated by Fonda in Fiscal 1996. As a percentage of net sales, selling, general and administrative expenses increased slightly from 12.7% in Fiscal 1996 to 12.5% in Fiscal 1997.

         Other income, net includes a gain of a net $2.9 million from the settlement of a lawsuit. Partially offsetting this gain was a $1.3 million charge for anticipated costs of the closure of the Company's Three Rivers, Michigan facility. The charge covers the costs for the termination of employees as well as ongoing costs to maintain the facility until its disposition.

         Income from operations increased $6.8 million, or 49% due to the reasons discussed above. Excluding the $1.6 million net gain included in other income, income from operations increased, as a percentage of net sales, from 6.8% in Fiscal 1996 to 7.5% in Fiscal 1997.

         Interest expense, net of interest income, increased $1 million, or 14%, due to higher borrowing levels primarily resulting from the acquisitions consummated by Fonda in Fiscal 1996 and the issuance of the Fonda Notes. See " --Liquidity and Capital Resources". Partially offsetting the higher borrowing levels were the lower interest rates on such notes.

         Income before income taxes and extraordinary loss increased to $11.6 million in 1997 from $5.9 million in 1996. The Company's effective income tax rate was 42% in both years.

         The Company incurred a $3.5 million extraordinary loss (net of a $2.5 million income tax benefit) in connection with the early retirement of debt consisting of the write-off of unamortized debt issuance costs, elimination of unamortized debt discount, and prepayment penalties. As a result of the above, net income was $3.2 million in Fiscal 1997 compared to $3.4 million in Fiscal 1996.

Liquidity and Capital Resources

         Historically,  the Company's subsidiaries have relied on cash flow from
operations  and  borrowings  to  finance  their   respective   working   capital
requirements, capital expenditures and acquisitions.

         Net cash provided by operating activities in Fiscal 1998 was $7.9 million compared to $8.3 million in Fiscal 1997. The decrease is primarily due to a $8.4 million reduction in net income, excluding the net gain on the Mill Disposition and Steam Contract in Fiscal 1998 and the extraordinary loss in Fiscal 1997. This decrease was partially offset by a $5.2 million reduction in inventory, the effects of the Sweetheart Investment and proceeds from the settlement of a lawsuit by Fonda in Fiscal 1998.

         Historically, the Company's subsidiaries' investing activities have been primarily capital expenditures and, in the case of Fonda, business acquisitions. Capital expenditures in Fiscal 1998 were $13.7 million, including
(i) $2.2 million at Sweetheart for new cup making equipment and $1.0 million for management information systems and (ii) $1.8 million at Fonda related to the installation of a second paper machine at the Mill and $1.2 million for plate converting equipment. The remaining $7.5 million in Fiscal 1998 were for routine capital improvements. Capital expenditures in Fiscal 1997 were $10.4 million, including $8.2 million related to the installation of a second paper machine at the Mill. The remaining $2.2 million in Fiscal 1997 were for routine capital improvements. In addition, during Fiscal 1998 Fonda (i) received proceeds of $34.8 million, net of transaction costs and fees, from (a) the Mill Disposition,
(b) the Steam Contract, and (c) the sale of unutilized equipment; and (ii) acquired certain net assets of a manufacturer of white paper plates for $6.9 million. (See Note 3 of Notes to Financial Statements).

         None of SF Holdings, Fonda or Sweetheart anticipates any material capital expenditures in the next twelve months other than those funded through asset sales and available cash from the respective subsidiaries. SF Holdings is a holding company and does not anticipate any material cash needs until 2003 when interest on the Discount Notes and dividends on the Exchangeable Preferred become payable in cash.

         Funding for the cash portion of the Sweetheart Investment, including transaction fees, was provided by (i) $77.5 million in net proceeds from the sale of units consisting of $144.0 million aggregate principal amount at maturity of 12 3/4% Senior Secured Discount Notes due 2008 (the "Discount Notes") and 288,000 shares of Class C Common Stock, and (ii) a $15 million investment in Class B preferred stock by CEG. Until March 15, 2003, accrued interest on the Discount Notes will not be paid but will accrete semi-annually, thereby increasing the value of the Discount Notes.

         Also on March 12, 1998, the Company issued units consisting of $30.0 million of 13 3/4% Exchangeable Preferred Stock due 2009 (the "Exchangeable Preferred") and 111,000 shares of Class C Common Stock. Until March 15, 2003 cumulative dividends may be paid quarterly, either in cash or by the issuance of additional shares of Exchangeable Preferred, at the Company's option. Thereafter, dividends will be payable in cash. The Exchangeable Preferred is exchangeable at the Company's option into 13 3/4% subordinated notes due March 15, 2009. As of October 1, 1998, dividends on the Exchangeable Preferred have been paid by the issuance of additional shares of Exchangeable Preferred.

         The principal amount of the Fonda Notes is payable on February 28, 2007 and interest is payable semi-annually in arrears. Fonda may, at its election, redeem the Fonda Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.750% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The Fonda Notes provide that upon the occurrence of a Change of Control (as defined therein), the holders thereof will have the option to require the redemption of the Fonda Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

         Fonda's revolving credit facility, which matures on March 31, 2000, provides up to $50 million borrowing capacity, collateralized by eligible accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. At July 26, 1998, there was no outstanding balance and $36.7 million was the maximum advance available based upon eligible collateral. At July 26, 1998, borrowings were available at the bank's prime rate (8.50%) plus .25% and at LIBOR (approximately 5.66%) plus 2.25%.

         Sweetheart's revolving credit facility, as amended, provides for borrowings in an amount of up to $135.0 million, subject to borrowing base limitations (the "Sweetheart U.S. Credit Facility"). Borrowings under the Sweetheart U.S. Credit Facility mature on September 30, 2000 and as of June 30, 1998, $12.5 million is available. Borrowings under the Sweetheart U.S. Credit Facility bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.25%, or (ii) a bank's base rate plus 1.00%. The Sweetheart U.S. Credit Facility is secured by accounts receivable, inventory, equipment, intellectual property, general intangibles and the proceeds on the sale of any of the foregoing. On June 15, 1998, a Canadian subsidiary of Sweetheart refinanced its then existing term loan and revolving credit facility and entered into a new term loan and revolving credit facility agreement which provides for a term loan facility of up to Cdn $10.0 million and a revolving credit facility of up to Cdn $10.0 million (the "Sweetheart Canadian Credit Facility and with the Sweetheart U.S. Credit Facility, the "Sweetheart Credit Facilities"). Term loan borrowings under the Sweetheart Canadian Credit Facility are payable quarterly through May 2001 and revolving credit borrowings and term loan borrowings have a final maturity date of June 15, 2001. As of June 30, 1998, Cdn $6.4 million (approximately $4.4 million) was available under such facility. The Sweetheart Canadian Credit Facility is secured by all of the existing and after acquired real and personal, tangible assets of such Canadian subsidiary and the net proceeds on the sale of any of the foregoing. Borrowings under the Sweetheart Canadian Credit Facility bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings, and an index rate plus 2.50% with respect to the term loan borrowings.

         The Sweetheart Notes include: (i) $190.0 million of 9 5/8% Senior Secured Notes due September 1, 2000 (the "Sweetheart Secured Notes") and (ii) $110.0 million of 10 1/2% Senior Subordinated Notes due September 1, 2003 (the "Sweetheart Subordinated Notes"). Sweetheart may, at its election, redeem the Sweetheart Secured Notes at any time at a redemption price equal to a percentage (currently 103.208% and declining in annual increments to 100% after August 31,
1999) of the principal amount, plus accrued interest. The Sweetheart Secured Notes are secured by mortgages on the real property owned by Sweetheart. Payment of principal and interest on the Sweetheart Subordinated Notes is subordinate to Senior Indebtedness (as defined therein), which includes the Sweetheart U.S. Credit Facility and the Sweetheart Secured Notes. Sweetheart may, at its election, redeem the Sweetheart Subordinated Notes at any time after August 31, 1998 at a redemption price equal to a percentage (103.938% after August 31, 1998 and declining in annual increments to 100% after August 31, 2001) of the principal amount, plus accrued interest. The Sweetheart Notes provide that upon the occurrence of a Change of Control (as defined therein) the holders will have the option to require the redemption of the Sweetheart Notes at a redemption price equal to 101% of the principal amount, plus accrued interest.

         Pursuant to the terms of the instruments governing the indebtedness of SF Holdings, Fonda and Sweetheart, each company is subject to certain affirmative and negative covenants customarily contained in agreements of this type, including, without limitation, covenants that restrict, subject to specified exceptions (i) mergers, consolidations, asset sales or changes in capital structure, (ii) creation or acquisition of subsidiaries, (iii) purchase or redemption of capital stock or declaration or payment of dividends or distributions on such capital stock, (iv) incurrence of additional indebtedness,
(v) investment activities, (vi) granting or incurrence of liens to secure other indebtedness, (vii) prepayment or modification of the terms of subordinated indebtedness and (viii) engaging in transactions with affiliates. In addition, such debt instruments restrict each subsidiary's ability to pay dividends or make other distributions to SF Holdings or each other. The credit facilities also require that each subsidiary satisfy certain financial covenants.

         Pursuant to the asset sale covenant under the indenture governing the Fonda Notes, resulting from the receipt of proceeds from the Mill Disposition, Fonda is required to (i) reinvest approximately $10 million of the net proceeds from the Mill Disposition in fixed assets within 270 days of such disposition or
(ii) offer to repurchase the Fonda Notes to the extent that such amount has not been reinvested. As of September 30, 1998, the Company has reinvested or has committed to reinvest amounts in excess of $10 million, primarily in napkin and plate-making equipment, and intends to reinvest the remainder of such net proceeds within the required time frame.

         During Fiscal 1998, Fonda redeemed 72,500 shares of Class A common stock (pre-Merger shares) for $9.8 million pursuant to an offer by Fonda to repurchase up to 74,000 shares of its common stock (pre-Merger shares) at $135 per share from its stockholders on a pro rata basis. Fonda has completed such stock repurchase and canceled such shares.

         During Fiscal 1998, the Company did not incur material costs for compliance with environmental law and regulations.

         The Company believes that cash generated by each of Fonda's and Sweetheart's operations, combined with amounts available under its respective credit facilities as well as funds generated by asset sales by Sweetheart will be sufficient to fund each of Fonda's and Sweetheart's respective capital expenditures needs, debt service requirements and working capital needs for the foreseeable future.

Net Operating Loss Carryforwards

         As of July 26, 1998, the Company had approximately $200 million of net operating loss carryforwards ("NOLs") which expire at various dates through 2018. Although the Company expects that sufficient taxable income will be generated in the future to realize these NOLs, there can be no assurance future taxable income will be generated to use such NOLs.

Impact of Recently Issued Accounting Standards
         The impact of recently issued accounting standards is discussed in Note 2 of Notes to the Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements and Schedule attached hereto and listed in
Item 14 (a)(1) and (a)(2) hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 29, 1998, Deloitte & Touche LLP was appointed as independent accountant for Sweetheart, replacing Arthur Anderson LLP. The decision to change accountants was approved by Sweetheart's board of directors. Sweetheart had no disagreements with Arthur Andersen LLP in the six months ended March 31, 1998 or its fiscal years ended September 30, 1997 and 1996.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the directors and executive officers of SF Holdings:


     NAME                                       AGE                       POSITION
     ----                                       ---                       --------

Dennis Mehiel                                   56        Chairman and Chief Executive Officer
Thomas Uleau                                    53        President, Chief Operating Officer and Director
Hans Heinsen                                    45        Senior Vice President, Chief Financial Officer
                                                             and Treasurer
Harvey L. Friedman                              56        Secretary and General Counsel
Alfred B. DelBello                              63        Vice Chairman
James Armenakis                                 55        Director
W. Richard Bingham                              62        Director
John A. Catsimatidis                            50        Director
Chris Mehiel                                    59        Director
Jerome T. Muldowney                             53        Director
G. William Seawright                            57        Director
Lowell P. Weicker, Jr.                          67        Director


         Dennis Mehiel has been Chairman and Chief Executive Officer of SF Holdings since December 1997. He has been Chairman and Chief Executive Officer of Fonda since it was purchased in 1988. In addition, Mr. Mehiel is Chief Executive Officer of Sweetheart. Since 1966 he has been Chairman of Four M Corporation ("Four M"), a converter and seller of interior packaging, corrugated sheets and corrugated containers which he co-founded, and since 1977 (except during a leave of absence from April 1994 through July 1995) he has been the Chief Executive Officer of Four M. Mr. Mehiel is also the Chairman of Box USA of New Jersey, Inc. ("Box of New Jersey"), a manufacturer of corrugated containers, and Chairman and Chief Executive Officer of CEG.

         Thomas Uleau has been President, Chief Operating Officer and a Director of SF Holdings since February 1998. Prior to that, he had been President of Fonda from January 1997 and Chief Operating Officer of Fonda since 1994. He has been a director of Fonda since 1988. In addition, Mr. Uleau is President and Chief Operating Officer of Sweetheart since February 1998. Mr. Uleau was Executive Vice President of Fonda from 1994 to 1996 and from 1988 to 1989. He has been Executive Vice President of CEG since 1996. He served as Executive Vice President and Chief Financial Officer of Four M from 1989 through 1993 and its Chief Operating Officer in 1994. He is also currently a director of Four M, CEG, and Box of New Jersey.

         Hans Heinsen has been Senior Vice President, Chief Financial Officer and Treasurer of SF Holdings since February 1998. He has been Senior Vice President and Treasurer of Fonda since January 1997 and Chief Financial Officer of Fonda since June 1996. Mr. Heinsen is also Chief Financial Officer and Vice President Finance of Sweetheart. Prior to joining Fonda, Mr. Heinsen spent 21 years in a variety of corporate finance positions with The Chase Manhattan Bank, N.A.

         Harvey L. Friedman has been Secretary and General Counsel of SF Holdings since February 1998. He is also Secretary and General Counsel of Fonda. He was a director of Fonda from 1985 to January 1997. Mr. Friedman is also the Secretary and General Counsel of CEG, Four M and Box of New Jersey and is a director of CEG. He was formerly a partner of Kramer, Levin, Naftalis & Frankel, a New York City law firm.

         Alfred B. DelBello has served as Vice Chairman of SF Holdings since February 1998. He has served as Vice Chairman of Fonda since January 1997 and a director of Fonda since 1990. Since July 1995, Mr. DelBello has been a partner in the law firm of DelBello, Donnellan & Weingarten & Tartaglia, LLP. From September 1992 to July 1995 he was a partner in the law firm of Worby DelBello
Donnellan  &  Weingarten.  Prior  thereto,  he had been  President  of  DelBello
Associates, a consulting firm, since 1985. Mr. DelBello served as Lieutenant Governor of New York State from 1983 to 1985.

         James Armenakis has served as a Director of SF Holdings since February 1998 and a director of Fonda since June 1997. He is a senior partner in the law firm of Armenakis & Armenakis.

         W. Richard Bingham became a Director of SF Holdings upon the consummation of the Sweetheart Investment. Mr. Bingham co-founded AIPM and has been a director and officer of the firm since 1989. He is also a general partner of AIP. Prior to co-founding AIPM, Mr. Bingham was a Managing Director of Shearson Lehman Brothers from 1984 until 1987. Prior to joining Shearson Lehman Brothers, Mr. Bingham was Director of the Corporate Finance Department, a member of the board, and head of Mergers & Acquisitions at Lehman Brothers Kuhn Loeb Inc. Prior thereto, he directed investment banking operations at Kuhn Loeb & Company where he was a partner and member of the board and executive committee. He formerly served on the board of directors of Avis Inc., ITT Life Insurance Corporation and Valero Energy Corporation.

         John A. Catsimatidis has served as a Director of SF Holdings since February 1998 and as a director of Fonda since January 1997. He has been Chairman and Chief Executive Officer of the Red Apple Group, Inc., a company with diversified holdings that include oil refining, supermarkets, real estate, aviation and newspapers, since 1969. Mr. Catsimatidis serves as a director of Sloan's Supermarket, Inc. and New's Communications, Inc. He also serves on the board of trustees of New York Hospital, St. Vincent Home for Children, New York University Business School, Athens College, Independent Refiners Coalition and New York State Food Merchant's Association.

         Chris Mehiel, the brother of Dennis Mehiel, has been a Director of SF Holdings since February 1998 and a director of Fonda since January 1997. Mr. Mehiel is a co-founder of Four M and has been Executive Vice President, Chief Operating Officer and a director of Four M since September 1995 and Chief Financial Officer since August 1997. He is an executive officer of the managing member of Fibre Marketing Group, LLC, the successor to Fibre Marketing Group, Inc., a waste paper recovery business which he co-founded, and was President from 1994 to January 1996. From 1993 to 1994, Mr. Mehiel served as President and Chief Operating Officer of Box of New Jersey. From 1982 to 1992, Mr. Mehiel served as the President and Chief Operating Officer of Specialty Industries, Inc., a waste paper processing and container manufacturing company.

         Jerome T. Muldowney has served as a Director of SF Holdings since February 1998 and as a director of Fonda since 1990. Since January 1996, Mr. Muldowney has been a Managing Director of AIG Global Investment Corp. and since March 1995 he has been a Senior Vice President of AIG Domestic Life Companies ("AIG Life"). Prior thereto, he had been a Vice President of AIG Life since 1982. In addition, from 1986 to 1996, he served as President of AIG Investment Advisors, Inc. He is currently a director of AIG Life and AIG Equity Sales Corp.

         G. William Seawright has served as a Director of SF Holdings since February 1998 and as a director of Fonda since January 1997. He has been President and Chief Executive Officer of Stanhome Inc., a manufacturer and distributor of giftware and collectibles, since 1993. Prior thereto, he was President and Chief Executive Officer of Paddington, Inc., an importer of distilled spirits, since 1990. From 1986 to 1990, he was President of Heublein International, Inc.

         Lowell P. Weicker, Jr. has served as a Director of SF Holdings since February 1998 and as a director of Fonda since January 1997. Mr. Weicker served as Governor of the State of Connecticut from January 1991 through January 1995. From 1962 to 1989, Mr. Weicker served in the U.S. Congress. Mr. Weicker presently teaches at the University of Virginia. In 1992, Mr. Weicker earned the Profiles in Courage Award from the John F. Kennedy Library Foundation.

ITEM 11.  Executive Compensation

         No executive officer of SF Holdings was paid any compensation by SF Holdings during Fiscal 1998. SF Holdings' executive officers also serve as executive officers of Sweetheart and/or Fonda and such persons are not separately compensated by SF Holdings. In addition, except as set forth below under "Stock Options," SF Holdings does not at this time contemplate that any of its executive officers will be provided with stock options, restricted stock, stock appreciation rights ("SARs"), phantom stock or similar equity benefits.

         The following table sets forth the compensation earned, whether paid or deferred, to the Company's Chief Executive Officer and its other four most highly compensated executive officers (collectively, the "Named Officers") for Fiscal years 1998, 1997, and 1996 for services rendered in all capacities to Fonda during such fiscal years and Sweetheart from March 12, 1998 to the end of Fiscal 1998.

         In addition to their positions at Fonda, immediately prior to the consummation of the Sweetheart Investment, Dennis Mehiel, Thomas Uleau and Hans Heinsen were appointed executive officers of Sweetheart. In addition, Michael Hastings, an officer of Fonda, became an officer of Sweetheart. In Fiscal 1998, such persons received compensation from both Sweetheart and Fonda.

                                                                                        SECURITIES        ALL OTHER
NAME AND PRINCIPAL                                                                      UNDERLYING         COMPEN-
POSITION                           YEAR      SALARY        BONUS       OTHER(1)          SARS (2)          SATION (3)
--------                           ----      ------        -----       --------         ------------      ----------

Dennis Mehiel                    1998       $304,150      $150,000       $--                 --               $--
  Chairman and Chief             1997        168,750        75,000        --                 --                --
  Executive Officer              1996        150,000        60,000        --                 --                --

Thomas Uleau                     1998        230,631        80,000        --               1,950            42,313
  President and Chief            1997        196,250        75,000        --               1,950             9,504
  Operating Officer              1996        185,000        60,000        --               1,950             9,186

Hans Heinsen                     1998        206,392        90,000        --               1,950            10,705
  Senior Vice President,         1997        170,000        56,000        --               1,950            10,371
  Chief Financial Officer        1996         26,153(4)      --           --               1,950               625
  And Treasurer

Michael Hastings                 1998        184,704        60,000        --               1,950             9,246
  Senior Vice President          1997        164,423        60,000        --               1,950             8,203
                                 1996        150,000        38,250        --               1,950             9,219

Robert Korzenski                 1998        188,390       100,000        --               1,950            10,419
  Senior Vice President          1997        164,423        50,000        --               1,950            10,216
                                 1996        150,000        47,250        --               1,950             9,531

-----------------------------

(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Officers did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus and
     (ii) $50,000. Thus, such amounts are not reflected in the table.

(2)  Reflects Fonda SARs.

(3) Reflects matching contributions by Fonda under Fonda's 401(k) Plans, long-term disability, and life insurance premiums paid by Fonda and relocation for Mr. Uleau in 1998 paid by Sweetheart.
(4)  Consists of salary for employment commencing June 1996.

Director Compensation
         Directors who are not employees of SF Holdings or directors of Fonda or Sweetheart receive annual compensation of (i) $12,000, (ii) $1,000 for each Board meeting attended, (iii) $1,000 for each committee meeting attended which is not held on the date of a Board meeting and (iv) 100 SARs of SF Holdings. Directors who are employees of SF Holdings or directors of Fonda or Sweetheart do not receive any compensation or fees for service on the Board of Directors or any committee thereof.


Stock Options

         Pursuant to the Sweetheart Investment, Dennis Mehiel currently holds 609,307 options to purchase Class A Common Stock of SF Holdings at an option price of $2.83 per share and 105,842 options to purchase Class A Common Stock of SF Holdings at an option price of $3.11 per share. Of such options, options to purchase 238,383 shares are currently exercisable and options to purchase 238,383 shares vest on October 1, 1998 and October 1, 1999 or upon an initial public offering of SF Holdings' Common Stock, whichever occurs first; provided, however, that Mr. Mehiel is then employed by SF Holdings and its subsidiaries.

         On March 12, 1998, all outstanding options to purchase stock of Sweetheart were cashed out in full pursuant to the agreement governing the Sweetheart Investment.

         The following table provides information on grants of Fonda SARs made during Fiscal 1998 to the Named Officers as well as the vested status of those SARs at July 26, 1998.


                                                                                                     Number of
                                                   1998 SAR Grant                                   Unexercised
                          ------------------------------------------------------------------
                                              % of Total                                              SARs at
                              # of            Granted to         Exercise                          July 26, 1998
                                                                                                --------------------
                           Securities          Employees          or Base         Expira-
                           Underlying          In Fiscal         Price Per          tion           Exercisable/
Name                          Grant              Year              Share            Date           Unexercisable
----                      --------------    ----------------    ------------     -----------    --------------------

Thomas Uleau                  1,950              12.5%             $30.06            --             2,340/5460

Hans Heinsen                  1,950              12.5%              45.33            --             1,170/4,680

Michael Hastings              1,950              12.5%              30.06            --             2,340/5460

Robert Korzenski              1,950              12.5%              30.06            --             2,340/5460



(1) Unless otherwise determined by the Administering Committee of Fonda's SAR Plan, awards of SARs will vest on each anniversary of their grant at the rate of 20% per year commencing on the first anniversary date. However, unless otherwise determined by the Administering Committee, in the event that at the time of any grant of SARs the grantee has not been continuously employed by Fonda for at least five years, such vesting will be subject to the completion of such five-year period. Upon voluntary termination of employment, involuntary termination without cause or termination due to death, disability or retirement at age 60 or above, all unvested SARs will be forfeited and vested SARs not previously redeemed will be redeemed automatically by Fonda as of the date of termination.

Employee Benefit Plans

Fonda

         Fonda provides certain union and non-union employees with retirement and disability income benefits under defined benefit pension plans. Fonda's policy has been to fund annually the minimum contributions required by applicable regulations.

         Fonda provides 401(k) savings and investment plans for the benefit of non-union employees. Employee contributions are matched at the discretion of Fonda. On January 1, 1997, Fonda adopted a defined contribution benefit plan for all non-union employees for which contributions and costs are based on participant earnings. Fonda also participates in multi-employer pension plans for certain of its union employees. See Note 18 of the Notes to Financial Statements.

         None of the executive officers of SF Holdings is covered under any of Fonda's defined benefit plans. Rather, such persons are covered under defined contribution plans.

Sweetheart

         A majority of Sweetheart's employees ("participants") are covered under a 401(k) defined contribution plan. Sweetheart's annual contributions to this defined contribution plan represent a 50% match on participant contributions. Sweetheart's match is limited to participant contributions up to 6% of participant salaries. In addition, Sweetheart is allowed to make discretionary contributions. Certain Sweetheart employees are covered under defined benefit plans. Benefits under these plans are generally based on fixed amounts for each year of service.

         Sweetheart sponsors various defined benefit postretirement health care plans that cover substantially all full-time employees. The plans, in most cases, pay stated percentages of most medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants generally become eligible after reaching age 60 with ten years of service. The majority of Sweetheart's plans are contributory, with retiree contributions adjusted annually. Sweetheart does not fund the plans.

         None of the executive officers of SF Holdings is covered under any of Sweetheart's defined benefit plans. Rather, such persons are covered under defined contribution plans only.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth certain information as of October 20, 1998 with respect to the beneficial ownership of the shares of common stock of SF Holdings.



                                                                       BENEFICIAL OWNERSHIP
                                                                       --------------------
NAME AND ADDRESS OF                                                NUMBER OF       PERCENTAGE OF
BENEFICIAL OWNER                                                    SHARES        OWNERSHIP(1)(2)
----------------                                                    ------        ---------------

Dennis Mehiel
   115 Stevens Avenue
   Valhalla, New York 10595  .  .  .  .  .  .  .  .  .  .  .  .   6,431,573              78.8%
Thomas Uleau   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  95,353               1.2%
   10100 Reisterstown Road
   Owings Mills, Maryland 21117
All executive officers and directors
  As a group (3 persons) .  .  .  .  .  .  .  .  .  .  .  .   .   6,679,458              81.8%


(1)Includes 564,586 shares of Class B Common Stock.
(2)Includes 238,383 shares underlying options to purchase Class A Common Stock, which are presently exercisable, and 1,341,381 shares which Mr. Mehiel has the power to vote pursuant to a voting trust agreement between his spouse, Edith Mehiel, and himself. See "Management--Stock Options."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Fonda leases a facility in Jacksonville, Florida, from Dennis Mehiel on terms that Fonda believes are no less favorable than could be obtained from an independent third parties and were negotiated on an arm's length basis. Pursuant to the lease, which has a term expiring December 31, 2014, Fonda currently pays base rent of approximately $.2 million per year, subject to escalations indexed to the Consumer Price Index ("CPI"). In addition, Mr. Mehiel holds an option that expires July 31, 2006, under which he may require Fonda to purchase the facility for $1.5 million, subject to a CPI-based escalation. In Fiscal 1998, Fonda decided to close its Jacksonville facility and is currently seeking a sublease tenant. The Company does not expect the outcome of this action to result in a material adverse effect on its financial condition or results of operations.

         On March 12, 1998, Fonda entered into a license agreement with CEG, whereby CEG was granted the exclusive rights to use certain trademarks and trade names in connection with the manufacture, distribution and sale of disposable party goods products for a period of five years, subject to extension. In connection therewith, Fonda will receive an annual royalty equal to 5% of CEG's cash flow, as determined in accordance with a formula specified in such agreement. The Company believes the terms of such agreement are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. In addition, in accordance with such agreement, Fonda, at CEG's request, manufactures and sells to CEG certain party goods products, principally napkins and paper plates including products bearing the trademarks and trade names Splash(R) or Party Creations(R). Fonda sells such products to CEG on terms no less favorable to Fonda than those it could otherwise have obtained from unrelated third parties. In Fiscal 1998, Fonda's net sales of such party goods products were approximately $36 million.

         On March 12, 1998, Fonda amended certain terms of the $2.6 million Promissory Note dated February 27, 1997, made by CEG in favor of Fonda (the "CEG Note"). The 10% annual interest rate on the CEG Note was converted to pay-in-kind, the CEG Note's 2002 maturity was extended for an additional three years and the CEG Note was made subordinate to Senior Debt (as such term is defined therein). In connection with such amendment, Fonda was also issued a warrant to purchase, for a nominal amount, 2.5% of CEG's common stock. The Company believes that the terms of such loan and the amendments thereto are no more favorable to CEG than those that CEG could otherwise have obtained from unrelated third parties and such terms were negotiated on an arm's length basis.

         On March 12, 1998, Fonda entered into an agreement with SF Holdings whereby Fonda acquired for $7.0 million substantially all of SF Holding's rights under a Management Services Agreement dated August 31, 1993, as amended, and pursuant to which the Company has the right, subject to the direction of the board of directors of Sweetheart, to manage Sweetheart's day-to-day operations. In consideration of Fonda's performance of services, Fonda will be entitled to receive management fees from Sweetheart of $.7 million, $.9 million and $1.1 million in the first, second and third years, respectively, and $1.6 million per year for the remaining seven years of the Management Services Agreement. SF Holding's will be entitled to receive $.2 million per year in consideration for its performance of certain administrative services. The Company believes that the terms of such agreement are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. In Fiscal 1998, management fee income to Fonda was $.1 million.

         Pursuant to a certain agreement with the stockholders of Sweetheart as of December 29, 1997 (the "Sweetheart Stockholders"), following the fifth anniversary of the consummation of the Sweetheart Investment, the Sweetheart Stockholders have the right to exchange their shares of Class A common stock of Sweetheart for warrants (the "Exchange Warrants") to purchase, for nominal consideration, shares of Class C Common Stock of SF Holdings representing 10% of the total outstanding shares of common stock of SF Holdings at the consummation of the Sweetheart Investment on a fully diluted basis. SF Holdings has the right to cause such exchange and has the right to thereafter repurchase the Exchange Warrants, in whole or in part, for an aggregate call price of $50.0 million, subject to increase at 12.5% per annum until the fifth anniversary of the consummation of the Sweetheart Investment. Upon the occurrence of a merger (as defined in such agreement), the Sweetheart Stockholders will be required to exchange their shares of Class A common stock of Sweetheart for the Exchange Warrants. In addition, in the event SF Holdings proposes to sell shares of Class A common stock or Class B common stock of Sweetheart in an amount greater than 30% of the outstanding shares of Sweetheart common stock, the Sweetheart Stockholders will have the right to participate in such sale. In the event SF Holdings proposes to sell shares of Sweetheart common stock in an amount greater than 30% of the outstanding shares of Sweetheart common stock, then SF Holdings will have the right to require the Sweetheart Stockholders to sell all, but not less than all, of their shares of Sweetheart common stock.

         On May 15, 1998, Fonda purchased a 38.2% ownership interest in Fibre Marketing Group, LLC ("Fibre Marketing"), a waste paper recovery business, from a Director of the Company for $.2 million. Fonda granted Sweetheart the right to acquire 50% of Fonda's interest in Fibre Marketing for $.1 million. Four M is also a member of Fibre Marketing. The Company believes the terms on which it purchased such interest are at least as favorable as those it could otherwise have obtained from an unrelated third party and were negotiated on an arm's length basis.

         Net sales to CEG were $17 million in Fiscal 1998, $7.8 million in Fiscal 1997 and $1.9 million in Fiscal 1996 and royalty income was $.1 million in Fiscal 1998. Net sales to Fibre Marketing were $4.2 million in Fiscal 1998, $3.6 million in Fiscal 1997 and $4 million in Fiscal 1996. Fonda and Sweetheart purchased corrugated containers from Four M which totaled $2.0 million in Fiscal 1998, $.9 million in Fiscal 1997 and $.2 million in Fiscal 1996. The Company believes that the terms on which it or purchased such products are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis.

         SF Holdings and Fonda intend to file consolidated Federal income tax returns, and pursuant to a Tax Sharing Agreement, Fonda will pay SF Holdings its allocable share of the consolidated group's consolidated Federal income tax liability, which, in general, will equal the tax liability Fonda would have paid if it had filed separate tax returns.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

(a)      (1) - Financial Statements
               --------------------
         The following financial statements of the Company are included in this report:

         Independent Auditors' Report                                        F-1
         Balance Sheets as of July 26, 1998 and July 27, 1997                F-2
         Statements of Income for the three years ended July 26, 1998        F-3
         Statements of Cash Flows for the three  years  ended July  26, 1998 F-4
         Notes  to  Financial Statements                                     F-5

(a)     (2) - Financial Statement Schedule
              ----------------------------
         The following schedule to the financial statements of the Company is included in this report:

         Schedule
         --------

         II - Valuation and Qualifying Accounts                              S-1

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required or are inapplicable, and therefore have been omitted.

(a)      (3)  Exhibits:

         Exhibits 2.1 through 10.8 are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-4, as amended (File No. 333-50683). Exhibits 10.9 through 10.18 are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-4, as amended (File No. 333-51563).

     Exhibit #                                       Description of Exhibit
     ---------                                       ----------------------

        2.1 Investment Agreement, dated as of December 29, 1997, among the Stockholders of Sweetheart Holdings Inc. ("Sweetheart Holdings"), Creative Expressions Group, Inc. ("CEG") and SF Holdings Group, Inc. ("SF Holdings").
        3.1    Restated Certificate of Incorporation of the Company.
        3.2    By-laws of the Company.
        4.1 Indenture, dated as of March 12, 1998, between SF Holdings and The Bank of New York.

        4.2 Form of 12 3/4% Series A and Series B Senior Secured Discount Notes, dated as of March 12, 1998 (incorporated by reference to
               Exhibit 4.1).
        4.3 Registration Rights Agreement, dated as of March 12, 1998, among SF Holdings, Bear, Stearns & Co. Inc. and SBC Warburg Dillon Read Inc. (the "Initial Purchasers").
        4.4 Registration Rights Agreement, dated as of March 20, 1998, between the Company, American Industrial Partners Management Company, Inc. ("AIPM") and Bear, Stearns & Co., Inc.
        4.5    Form of Certificate of Exchangeable Preferred Stock.
        4.6    Form of  Indenture  between  the Company and The Bank of New York governing the 13 3/4% Subordinated Notes due March 15, 2009.
        4.7    Paragraph  A of Article  Fourth of the  Restated  Certificate  of
               Incorporation  of  the  Company  (incorporated  by  reference  to
               Exhibit 3.1).
       10.1    Stockholders' Rights Agreement, dated as of March 12, 1998, among
               SF Holdings and the persons listed on Schedule I thereto.
       10.2    Stockholders'  Agreement,  dated  as of  March  12,  1998,  among
               Sweetheart Holdings, SF Holdings and the Original Stockholders.
       10.3 Stockholders Agreement, dated as of March 12, 1998, among SF Holdings and the Initial Purchasers.
       10.4 Pledge Agreement, dated as of March 12, 1998, between SF Holdings and the Bank of New York.
       10.5 Tax Sharing Agreement, dated as of March 12, 1998, among SF Holdings and The Fonda Group, Inc ("Fonda").
       10.6 Second Restated Management Services Agreement, dated as of March 12, 1998, among Sweetheart Holdings, Sweetheart Cup Company Inc. ("Sweetheart Cup"), American Industrial Partners Management Company, Inc. ("AIPM") and SF Holdings.
       10.7 Amendment No. 1 to Second Restated Management Services Agreement, dated as of March 12, 1998, among Sweetheart Holdings, Sweetheart Cup, AIPM and SF Holdings.
       10.8 Assignment and Assumption Agreement, dated as of March 12, 1998, between SF Holdings and Fonda.
       10.9 Stockholders Agreement, dated as of March 20, 1998, between the Company and Bear, Stearns & Co., Inc.
       10.10 Executive Retention Pay Agreement, dated as of October 1, 1997, between Sweetheart Holdings and Daniel M. Carson.
       10.11 Executive Retention Pay Agreement, dated as of October 1, 1997, between Sweetheart Holdings and William H. Haas.
       10.12 Executive Retention Pay Agreement, dated as of October 1, 1997, between Sweetheart Holdings and James R. Mullen.
       10.13 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William H. Haas dated November 18, 1996.
       10.14 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Daniel M. Carson dated November 18, 1996.
       10.15 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and James R. Mullen dated November 18, 1996.
       10.16 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and James R. Mullen dated December 19, 1997.
       10.17 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Daniel M. Carson dated December 19, 1997.
       10.18 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William H. Haas dated December 19, 1997.
       16.1    Letter regarding change in certifying accountant.

       27.1 *  Financial Data Schedule.

      ----------------
      o  filed herein.

(b) No reports were filed on Form 8-K during the fourth quarter ended July 26, 1998.

                                   SIGNATURES

                  Pursuant to the requirements of Section 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on October 23, 1998.
                             SF HOLDINGS GROUP, INC.


                             By:   /s/ DENNIS MEHIEL
                                   -------------------
                                      Dennis Mehiel
                                      Chairman of the Board and Director

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.



                Signature                                   Title(s)                             Date
                ---------                                   --------                             ----


  /s/ DENNIS MEHIEL                           Chairman of the Board and Chief             October 23, 1998
  ---------------------------------------     Executive Officer (Principal Executive
      Dennis Mehiel                           Officer)


  /s/ THOMAS ULEAU                            President, Chief Operating Officer          October 23, 1998
  ---------------------------------------     and Director
      Thomas Uleau

  /s/ HANS H. HEINSEN                         Senior Vice President, Chief Financial      October 23, 1998
  ---------------------------------------     Officer and Treasurer (Principal
      Hans H. Heinsen                         Financial and Accounting Officer)


  /s/ ALFRED B. DELBELLO                      Vice Chairman                               October 23, 1998
  ---------------------------------------
      Alfred B. DelBello

  /s/ W. RICHARD BINGHAM                      Director                                    October 23, 1998
  ---------------------------------------
      W. Richard Bingham

  /s/ JAMES J. ARMENAKIS                      Director                                    October 23, 1998
  ---------------------------------------
      James J. Armenakis

  /s/ JOHN A. CATSIMATIDIS                    Director                                    October 23, 1998
  ---------------------------------------
      John A. Catsimatidis

  /s/ CHRIS MEHIEL                            Director                                    October 23, 1998
  ---------------------------------------
      Chris Mehiel

  /s/ JEROME T. MULDOWNEY                     Director                                    October 23, 1998
  ---------------------------------------
      Jerome T. Muldowney

  /s/ G. WILLIAM SEAWRIGHT                    Director                                    October 23, 1998
  ---------------------------------------
      G. William Seawright

  /s/ LOWELL P. WEICKER, JR.                  Director                                    October 23, 1998
  ---------------------------------------
      Lowell P. Weicker, Jr.



                          INDEPENDENT AUDITORS' REPORT


Board of Directors
SF Holdings Group, Inc.


         We have audited the accompanying consolidated balance sheets of SF Holdings Group, Inc. and subsidiaries (the "Company") as of July 26, 1998 and July 27, 1997 and the related consolidated statements of operations and cash flows for each of the three years in the period ended July 26, 1998. Our audits also included the financial statement schedule listed at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SF Holdings Group, Inc. and subsidiaries as of July 26, 1998 and July 27, 1997 and the results of their operations and their cash flows for each of the three years in the period ended July 26, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Baltimore, Maryland
October 16, 1998

                             SF HOLDINGS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                      July 26,         July 27,
                                                        1998             1997
                                                    -------------    -----------

ASSETS
Current assets:
    Cash and cash equivalents                        $ 20,703          $ 5,908
    Cash in escrow                                      6,819                -
    Accounts receivable, less allowance for
    doubtful accounts of $3,569 and $961,
    respectively                                      120,112           30,009
    Due from affiliates                                 1,313            1,207
    Inventories                                       168,493           40,834
    Deferred income taxes                              17,322            6,780
    Other current assets                               20,026            5,835
                                                 -------------    -------------
         Total current assets                         354,788           90,573
Property, plant and equipment, net                    430,150           59,261
Goodwill, net                                          94,865           15,405
Deferred income taxes                                  32,572                -
Other assets, net                                      31,436           14,365
                                                 -------------    -------------
TOTAL ASSETS                                        $ 943,811        $ 179,604
                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                 $  78,013        $  7,340
   Accrued expenses                                   117,426           24,611
   Current maturities of long-term                      3,825              619
   debt
                                                 -------------    -------------
      Total current liabilities                       199,264
                                                                        32,570
Long-term debt                                        619,143          122,368
Other liabilities                                      61,865            1,436
Deferred income taxes                                   4,771            6,144
                                                 -------------    -------------
      Total liabilities                               885,043          162,518
Exchangeable preferred stock                                                 -
                                                       30,680
Minority interest in subsidiary                                              -
                                                        3,020
Redeemable common stock, $.01 par value,
   287,762 shares issued and                            2,139            2,076
   outstanding
Stockholders' equity                                   22,929           15,010
                                                 =============    =============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 943,811        $ 179,604
                                                 =============    =============

                See notes to consolidated financial statements.

                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)



                                                                                 Years Ended
                                                                -----------------------------------------------
                                                                July 26, 1998      July 27,         July 28,
                                                                                     1997             1996
                                                                --------------   -------------    -------------
Net sales                                                           $ 553,735       $ 252,513        $ 204,903
Cost of goods sold                                                    481,263         201,974          164,836
                                                                --------------   -------------    -------------
     Gross profit                                                      72,472          50,539           40,067

Selling, general and administrative expenses                           53,538          31,527           26,203
Other income, net                                                     (12,166)         (1,608)               -
                                                                --------------   -------------    -------------
     Income from operations                                            31,100          20,620           13,864
Interest expense (net of interest income
 of $1,277 in 1998 and $490 in 1997)                                   29,304           9,017            7,934
                                                                --------------   -------------    -------------
     Income before income taxes, minority interest and
        extraordinary loss                                              1,796          11,603            5,930
Provision for income taxes                                              2,198           4,872            2,500
Minority interest in subsidiary's  loss                                (1,900)              -                -

                                                                --------------   -------------    -------------
     Income before extraordinary loss                                   1,498           6,731            3,430
Extraordinary loss from debt extinguishment, net                            -           3,495                -
                                                                --------------   -------------
                                                                                                  -------------
     Net income                                                         1,498           3,236            3,430
Payment-in-kind dividends on exchangeable preferred stock               1,616               -                -
                                                                ==============   =============    =============
     Net income (loss) applicable to common                          $   (118)        $ 3,236          $ 3,430
     stock
                                                                ==============   =============    =============



                See notes to consolidated financial statements.

                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                     Years Ended
                                                                    -----------------------------------------------
                                                                      July 26,      July 27, 1997    July 28, 1996
                                                                        1998
                                                                    -------------   --------------   --------------
Operating activities:
 Net income                                                          $     1,498         $  3,236        $   3,430
Adjustments to reconcile net  income to net cash
     provided by operating activities:
   Depreciation and amortization                                          20,646            4,954            4,471
   Write-off of unamortized debt discount and issuance costs                   -            4,234                -
   Interest capitalized on debt                                            3,707              684              165
   Provision for doubtful accounts                                           476              457              148
   Deferred income taxes                                                  (4,990)           3,005              533
   Net gain on business and equipment dispositions
     and settlement of long-term contracts                               (16,333)               -                -
   Minority interest in subsidiary's loss                                 (1,900)               -                -
   Changes in assets and liabilities (net of business
       acquisitions and dispositions):
      Accounts receivable                                                (16,725)          (2,007)           6,826
      Due from affiliates                                                   (377)            (213)            (994)
      Inventories                                                         12,442           (1,178)            (299)
      Other current assets                                                 2,797           (3,273)             (26)
      Accounts payable and accrued expenses                                1,208           (1,019)           8,782
      Income taxes payable (refundable)                                    2,732           (1,280)          (3,644)
      Other                                                                2,711              673           (1,719)
                                                                    -------------   --------------   --------------
    Net cash provided by operating activities                                                               17,673
                                                                           7,892            8,273
                                                                    -------------   --------------   --------------

Investing activities:
 Capital expenditures                                                    (13,727)         (10,363)          (1,314)
 Proceeds from business and equipment dispositions                        34,793                -                -
 Payments for business acquisitions                                      (99,970)         (23,043)         (45,218)
 Other                                                                         -           (2,600)               -
                                                                    -------------   --------------   --------------
   Net cash used in investing activities                                (78,904)         (36,006)         (46,532)
                                                                    -------------   --------------   --------------

Financing activities:
 Net increase (decrease) in revolving credit borrowings                      765          (32,842)          14,745
 Proceeds from long-term debt                                             84,351          120,000           18,803
 Repayments of long-term debt                                             (6,000)         (49,879)          (2,499)
 Proceeds from issuance of exchangeable preferred stock                   15,000                -                -
 Redemption of Fonda's common stock                                       (9,788)            (203)               -
 Debt issuance costs                                                      (3,762)          (4,902)            (843)
 Decrease in escrow cash                                                   4,870                -                -
 Other                                                                       371                -                -
                                                                    -------------   --------------   --------------
   Net cash provided by financing activities                                               32,174           30,206
                                                                          85,807
                                                                    -------------   --------------   --------------
Net increase in cash                                                      14,795            4,441            1,347
Cash and cash equivalents, beginning of year                               5,908            1,467              120
                                                                    =============   ==============   ==============
Cash and cash equivalents, end of year                               $    20,703         $  5,908        $   1,467
                                                                    =============   ==============   ==============




                 See notes to consolidated financial statements.

                             SF HOLDINGS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  BUSINESS DESCRIPTION AND ORGANIZATION

         SF Holdings Group, Inc. ("SF Holdings"), is a holding company that conducts its operations through its subsidiaries, Sweetheart Holdings Inc. ("Sweetheart") and The Fonda Group, Inc. ("Fonda") (collectively the "Company"), and therefore has no significant cash flows independent of such subsidiaries. The instruments governing the indebtedness of Sweetheart and Fonda contain numerous restrictive covenants that restrict Sweetheart and Fonda's ability to pay dividends or make other distributions to the Company or to each other. The Company believes that the combined operations of its subsidiaries makes the Company one of the three largest converters and marketers of disposable food service and food packaging products in North America.

         SF Holdings was formed in December  1997 to facilitate  the  Sweetheart
Investment. See Note 3. On March 12, 1998, in connection with the Sweetheart Investment, SF Holdings acquired all of the outstanding capital stock of Fonda pursuant to a merger whereby the stockholders of Fonda became stockholders of SF Holdings and Fonda became a wholly-owned subsidiary of SF Holdings (the "Merger"). The Merger has been accounted for in a manner similar to a pooling of interests and the accompanying consolidated financial statements include the historical accounts of Fonda for all periods presented. The consolidated balance sheet as of July 26, 1998 includes Sweetheart as of June 30, 1998. The consolidated statement of operations for the year ended July 26, 1998 includes the results of Sweetheart's operations for the period from the date of the consummation of the Sweetheart Investment, March 12, 1998, to June 30, 1998. All intercompany accounts and transactions have been eliminated.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Management Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

         Fiscal Year--The Company's fiscal year is the fifty-two or fifty-three week period which ends on the last Sunday in July. The 1998, 1997 and 1996 fiscal years were fifty-two week periods ended July 26, 1998, July 27, 1997 and July 28, 1996, respectively. See Note 22.

         Cash, including cash equivalents and cash in escrow--All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash received by Sweetheart as proceeds from the sale of its assets is restricted to qualified capital expenditures under Sweetheart bond indentures and is held in escrow with the trustee until utilized.

         Inventories--Inventories are valued at the lower of cost (first-in, first-out method) or market.

         Property, Plant and Equipment--Property, plant and equipment is stated at cost or fair market value for business acquisitions. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets.

         Goodwill--Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired and is amortized on a straight-line basis over forty years for the Sweetheart Investment and twenty years for all other acquisitions. The carrying value of goodwill is reviewed when facts and circumstances suggest that it may be impaired. The Company assesses its recoverability by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted projected future cash flows.

         Income Taxes--Deferred income taxes are provided on the differences between the basis of assets and liabilities for financial reporting and income tax purposes using presently enacted tax rates.

         Debt Issuance Costs--Included in other assets are unamortized debt issuance costs of $11.5 million at July 26, 1998 and $4.8 million at July 27, 1997 incurred in connection with obtaining financing which are being amortized over the terms of the respective borrowing agreements.

         Foreign Currency Translation--The Company's Canadian subsidiary's assets and liabilities are translated at the rates of exchange in effect at the balance sheet date. Income amounts are translated at the average of the monthly exchange rates. The cumulative effect of translation adjustments is deferred as a component of stockholders' equity.

         Fair Value of Financial Instruments-- The estimated fair value of financial instruments included in current assets and liabilities approximate their carrying amounts because of the relatively short maturities of these instruments. The fair value of fixed rate debt obligations, which are thinly traded, approximate their carrying amounts based on management's best estimate of recent trading prices.

         Impact of Recently Issued Accounting Standards-- In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 130, Reporting Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise and Related Information. In February 1998, the FASB issued Statement No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. The Company is in the process of evaluating the new statements, which are effective for Fiscal 1999. The adoption of these statements is not expected to have a material effect on the Company's financial statements. In Fiscal 1998, the Company adopted Statement No. 123 Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 encourages, but does not require companies to record at fair value compensation cost for stock-based compensation plans. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

3.  BUSINESS ACQUISITIONS

         The following acquisitions have been accounted for under the purchase method and their results of operations have been included in the consolidated statements of operations since the respective dates of acquisition. Goodwill amortization was $1.6 million in Fiscal 1998, $.4 million in Fiscal 1997 and $.2 million in Fiscal 1996. Accumulated amortization was $2.2 million and $.6 million at July 26, 1998 and July 27, 1997, respectively.

         The following summarized, unaudited pro forma results of operations assume the Fiscal 1998 and 1997 Acquisitions occurred as of the beginning of each of the years (in thousands).


                                                      Years Ended
                                           ----------------------------------
                                           July 26, 1998      July 27, 1997
                                           ---------------    ---------------
Net sales                                      $1,126,527         $1,162,377
Income (loss) before extraordinary loss        $ (37,573)         $ (11,435)


Fiscal 1998 Acquisitions

         On March 12, 1998, the Company acquired 90% of the total outstanding common stock, including 48% of the voting stock, of Sweetheart, a manufacturer of disposable food service and food packaging products, for $125 million (the "Sweetheart Investment"), plus transaction fees and expenses of approximately $4.5 million. The aggregate purchase price consisted of $88 million in cash, a demand promissory note of $7 million (which was satisfied immediately following the consummation of the Sweetheart Investment) and $30 million of exchangeable preferred stock (see Note 11). Funding for the cash portion of the purchase price and financing fees was provided by $77.5 million in net proceeds from the sale of Senior Secured Discount Notes (see Note 10) and a $15 million investment in Class B Preferred Stock by Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company. The excess of the purchase price over the Company's preliminary evaluation of the fair value of the net assets acquired was $74 million and has been recorded as goodwill.

         Pursuant to a certain agreement with the stockholders of Sweetheart as of December 29, 1997 (the "Sweetheart Stockholders"), following the fifth anniversary of the consummation of the Sweetheart Investment, the Sweetheart Stockholders have the right to exchange their shares of Class A common stock of Sweetheart for warrants (the "Exchange Warrants") to purchase, for nominal consideration, shares of Class C Common Stock of SF Holdings representing 10% of the total outstanding shares of common stock of SF Holdings at the consummation of the Sweetheart Investment on a fully diluted basis. SF Holdings has the right to cause such exchange and has the right to thereafter repurchase the Exchange Warrants, in whole or in part, for an aggregate call price of $50 million, subject to increase at 12.5% per annum until the fifth anniversary of the consummation of the Sweetheart Investment. Upon the occurrence of a merger (as defined in such agreement), the Sweetheart Stockholders will be required to exchange their shares of Class A common stock of Sweetheart for the Exchange Warrants. In addition, in the event SF

Holdings proposes to sell shares of Sweetheart common stock in an amount greater than 30% of the outstanding shares of Sweetheart common stock, then SF Holdings will have the right to require the Sweetheart Stockholders to sell all, but not less than all, of their shares of Sweetheart common stock.

         In January 1998, the Company acquired certain net assets of Leisureway, Inc., a manufacturer of white paper plates, for $7.2 million, including deferred payments of $.3 million and acquisition costs. The excess of the purchase price over the Company's evaluation of the fair value of the net assets acquired was $7.1 million and has been recorded as goodwill.

Fiscal 1997 Acquisitions

         In June 1997, the Company acquired all of the outstanding capital stock of Heartland Mfg. Corp., a manufacturer of paper plates, for $12.6 million, including acquisition costs. The excess of the purchase price over the Company's evaluation of the fair value of the net assets acquired was $9.3 million and has been recorded as goodwill.

         Also in June 1997, the Company acquired from Tenneco, Inc. net assets relating to the manufacture of placemats and other disposable tabletop products for $7 million, including acquisition costs, subject to a working capital adjustment. The excess of the purchase price over the Company's evaluation of the fair value of the net assets acquired was $1.3 million and has been recorded as goodwill.

Fiscal 1996 Acquisitions

         In May 1996, the Company acquired certain net assets of two divisions ("James River-California" and the "Mill") of the Specialties Operations Division of James River Paper Corporation (the "James River Division") for $13.1 million, including acquisition costs, and including a promissory note to the seller which was settled in 1997 for $2.2 million. In Fiscal 1997, the Company decided to close the James River-California manufacturing facility, which produced tissue-based products. In Fiscal 1998, the Company sold the Mill, which produced specialty and deep-toned colored tissue paper (see Note 4). In exchange for hosting a co-generation facility on its site, the Mill received all of its steam energy requirements at 50% and 25% of historical cost in calendar 1997 and 1998, respectively and had expected to receive significantly increased savings for the next 40 years thereafter, as well as land lease payments from the operator of the facility. The $10 million in benefits from the co-generation facility was included in long-term assets acquired and was being amortized based upon the Mill's annual savings over the 42-year remaining life of the contract (see Note
4). The excess of the Company's evaluation of the fair value of the net assets acquired (including $10 million in benefits from the co-generation facility) over the final adjusted purchase price was $6.3 million and was allocated to long-term assets. The remaining net assets and business of the James River Division were acquired by Creative Expressions Group, Inc.
("CEG"), an affiliate of the Company, in a separate transaction.

         In December 1995, the Company acquired the Chesapeake Consumer Products Company ("Chesapeake") from Chesapeake Corporation for $29 million, including acquisition costs. Chesapeake produces design-intensive and solid-colored premium napkins, tablecovers and crepe paper. The excess of the purchase price over the Company's evaluation of the fair value of the net assets acquired was $4.6 million and has been recorded as goodwill.

         In November 1995, the Company acquired substantially all of the net assets of Alfred Bleyer & Co., Inc. ("Maspeth"), a manufacturer of paper plates and cups, for $10 million, including acquisition costs. The purchase price consisted of cash and a promissory note to the seller for $2.3 million. The excess of the Company's evaluation of the fair value of the net assets over the purchase price was $.1 million and has been allocated to the long-term assets.


4.  OTHER INCOME, NET

         On March 24, 1998, the Company consummated an agreement to sell substantially all of the fixed assets and certain related working capital of the Mill (the "Mill Disposition"). In addition, on July 1, 1998, the Company consummated an agreement with the owner of the co-generation facility at the Mill (see Note 3), whereby the owner of such facility terminated its obligation to supply steam to the Mill and to make certain land lease payments. As a result of these transactions, the Company realized net proceeds of $38.5 million and recorded a gain of $15.9 million which was included in other income, net. Such net proceeds included a $3.7 million note receivable (included in other assets) from the Mill Disposition, due in March 2008, with 5.7% interest payable in the form of additional notes receivable. Pursuant to an asset sale covenant under the indenture governing the Notes, resulting from the receipt of proceeds from the Mill Disposition, the Company is required to (i) reinvest approximately $10 million of such net proceeds in fixed assets within 270 days of such disposition, or (ii) offer to repurchase the Fonda Notes to the extent that such amount has not been reinvested. The Mill had net sales, excluding intercompany sales and operating income of $13.5 million and $0.9 million, respectively, in Fiscal 1998, $19.3 million and $4.1 million in Fiscal 1997, and $4.3 million and $.8 million in Fiscal 1996.

         As a result of the application of purchase accounting by the Company for the Sweetheart Investment, charges described in this paragraph were established in the acquisition balance sheet and had no effect on the Company's consolidated results of operations. In connection with the Sweetheart Investment, Sweetheart incurred $20.7 million of one-time charges, consisting primarily of: (i) $4.4 million of financial advisory and legal fees; (ii) $3.7 million of severance expenses as a result of the termination of certain Sweetheart officers pursuant to executive separation agreements and retention plans for certain key executives; and (iii) $10.5 million of charges for severance and asset disposition costs, including severance costs related to a 15% salaried workforce reduction and a less than 5% hourly workforce reduction, and asset disposition costs related to rationalization of certain product lines, and in connection therewith, disposal of associated property and equipment. Sweetheart anticipates substantial completion of this restructuring within the next twelve months.

         In Fiscal 1997, other income, net includes a net $2.9 million from the settlement of a lawsuit. Partially offsetting this gain was a $1.3 million charge for anticipated costs of the closure of the Company's Three Rivers, Michigan facility. The charge covers the costs for the termination of employees as well as ongoing costs to maintain the facility until its disposition.

5.  INVENTORIES

         Inventories consist of the following (in thousands):

                                          July 26,         July 27,
                                            1998             1997
                                        -------------    -------------
     Raw materials and supplies             $ 43,998         $ 20,098
     Work-in-process                           9,456              391
     Finished goods                          115,039           20,345
                                        =============    =============
                                           $ 168,493         $ 40,834
                                        =============    =============


6.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):

                                   Lives In Years     July 26,       July 27,
                                                        1998           1997
                                  --------------  --------------    -----------
  Land and buildings                 20-50             $ 132,655       $ 21,703
  Machinery and equipment            3-13                310,690         46,108
  Leasehold improvements             5-20                  1,280            955
  Construction in progress                                34,519          8,794
                                                    -------------   ------------
                                                         479,144         77,560
  Less: accumulated depreciation                        (48,994)       (18,299)
                                                    =============   ============
                                                       $ 430,150       $ 59,261
                                                    =============   ============


         Depreciation expense was $17.1 million in Fiscal 1998, $3.9 million in Fiscal 1997 and $3.2 million in Fiscal 1996. In addition, property, plant and equipment includes buildings under capital lease at a cost of $2.3 million and a net book value of $1.7 million in Fiscal 1998 and $1.7 million in Fiscal 1997.


7.  CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographical regions. The Company had sales to one customer representing approximately 11% of net sales in Fiscal 1996.

8.  ACCRUED EXPENSES

         Accrued expenses consist of the following (in thousands):

                                              July 26, 1998    July 27, 1997
                                              --------------   --------------
    Compensation and benefits                      $ 39,756          $ 8,149
     Interest payable                                16,203            4,716
     Promotion and sales allowances                   9,005            2,555
     Restructuring costs                              8,256            1,320
                                                     10,868            1,465
     Insurance
     Litigation related (see Note 20)                14,570                -
     Other                                           18,768            6,406
                                              ==============   ==============
                                                  $ 117,426         $ 24,611
                                              ==============   ==============

         The restructuring costs at July 26, 1998, include $5.9 million in connection with the Sweetheart Investment (see Note 4) and the remainder primarily relates to facility closures in connection with restructuring charges incurred by Sweetheart prior to the Sweetheart Investment.


9.   OTHER LIABILITIES

         Other liabilities consist of the following (in thousands):

                                              July 26, 1998    July 27, 1997
                                              --------------   --------------
     Postretirement benefits                       $ 46,876           $    -
     Pensions                                        13,040                -
     Other                                            1,949            1,436
                                              ==============   ==============
                                                   $ 61,865          $ 1,436
                                              ==============   ==============


10.   LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                July 26,         July 27,
                                                  1998             1997
                                              -------------    -------------
Discount Notes                                    $ 78,909           $    -
Sweetheart Secured Notes                           190,000                -
Sweetheart Subordinated Notes                      110,000                -
Sweetheart U.S. Credit Facility                    110,081                -
Sweetheart Canadian Credit Facility                  9,116                -
Fonda Senior Subordinated Notes                    120,000          120,000
Other                                                4,862            2,987
                                              -------------    -------------
                                                   622,968          122,987
Less amounts due within one year                     3,825              619
                                              =============    =============
                                                 $ 619,143        $ 122,368
                                              =============    =============


         Principal maturities of long-term debt, including amounts due within one year, include: $3.8 million in Fiscal 1999, $1.5 million in Fiscal 2000, $308.2 million in Fiscal 2001, $.2 million in Fiscal 2002, $.2 million in Fiscal 2003, and $309.0 million thereafter.

         On March 12, 1998, the Company issued units consisting of $144 million aggregate principal amount at maturity of 12 3/4% Senior Secured Discount Notes due 2008 (the "Discount Notes") and 288,000 shares of Class C Common Stock for net proceeds of $77.5 million. Until March 15, 2003, accrued interest on the Discount Notes will not be paid but will accrete semi-annually, thereby increasing the carrying value of the Discount Notes. The fair value of such Class C Common Stock ($2.4 million) at the date of issuance was recorded as common stock and paid-in capital with a corresponding reduction in the carrying value of the Discount Notes. The resulting discount, as well as $4.5 million of financing fees included in other assets, is being amortized as additional interest expense over the term of the Discount Notes.

         The Sweetheart Notes include: (i) $190 million of 9 5/8% Senior Secured Notes due September 1, 2000 (the "Sweetheart Secured Notes") and (ii) $110 million of 10 1/2% Senior Subordinated Notes due September 1, 2003 (the "Sweetheart Subordinated Notes" ). Sweetheart may, at its election, redeem the Sweetheart Secured Notes at any time at a redemption price equal to a percentage (currently 103.208% and declining in annual increments to 100% after August 31, 1999) of the principal amount, plus accrued interest. The Sweetheart Secured Notes are secured by mortgages on the real property owned by Sweetheart. Payment of principal and interest on the Sweetheart Subordinated Notes is subordinate to Senior Indebtedness (as defined therein), which includes the Sweetheart U.S. Credit Facility and the Sweetheart Secured Notes. Sweetheart may, at its election, redeem the Sweetheart Subordinated Notes at any time after August 31, 1998 at a redemption price equal to a percentage (103.938% after August 31, 1998 and declining in annual increments to 100% after August 31, 2001) of the principal amount, plus accrued interest. The Sweetheart Notes provide that upon the occurrence of a Change of Control (as defined therein) the holders will have the option to require the redemption of the Sweetheart Notes at a redemption price equal to 101% of the principal amount, plus accrued interest.

         Sweetheart's U.S. revolving credit facility, as amended, provides for up to $135 million in borrowings, subject to borrowing base limitations (the "Sweetheart U.S. Credit Facility"). Borrowings under the Sweetheart U.S. Credit Facility mature on September 30, 2000 and as of June 30, 1998, $12.5 million is available. Borrowings bear interest, at Sweetheart's election at a rate equal to LIBOR plus 2.25% or a bank's base rate plus 1%. The Sweetheart U.S. Credit Facility is secured by Sweetheart's accounts receivable, inventory, equipment, intellectual property, general intangibles and the proceeds on the sale of any of the foregoing. On June 15, 1998, a Canadian subsidiary of Sweetheart refinanced its term loan and revolving credit facility and entered into a new term loan and revolving credit facility agreement which provides for a term loan facility of up to Cdn $10 million and a revolving credit facility of up to Cdn $10 million (the "Sweetheart Canadian Credit Facility and with the Sweetheart U.S. Credit Facility, the "Sweetheart Credit Facilities"). Term loan borrowings under the Sweetheart Canadian Credit Facility are payable quarterly through May 2001 and revolving credit and term loan borrowings have a final maturity date of June 15, 2001. As of June 30, 1998, Cdn $6.4 million (approximately $4.4 million) was available under such Canadian facility. The Sweetheart Canadian Credit Facility is secured by all of the existing and after acquired real and personal, tangible assets of such Canadian subsidiary and the net proceeds on the sale of any of the foregoing. Borrowings under the Sweetheart Credit Facilities bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings, and an index rate plus 2.50% with respect to the term loan borrowings.

         In Fiscal 1997, Fonda issued $120 million of 9 1/2% Series A Senior Subordinated Notes due 2007 (the "Fonda Notes"), with interest payable semi-annually. Proceeds from the issuance of the Notes were primarily used to retire debt. The Company incurred a $3.5 million extraordinary loss (net of a $2.5 million income tax benefit) in connection with the early retirement of debt consisting of the write-off of unamortized debt issuance costs, elimination of unamortized discount and prepayment penalties.

         Also in Fiscal 1997, Fonda entered into a $50 million revolving credit agreement with a bank, expiring March 31, 2000 and collateralized by Fonda's eligible accounts receivable and inventories. At July 26, 1998 and July 27, 1997, there was no outstanding balance, $8.3 million was the maximum amount outstanding during Fiscal 1998, and at July 26, 1998, $36.7 million was the maximum advance available based upon eligible collateral. A commitment fee of
 .375% per annum is charged on the unutilized portion of the facility. At July 26, 1998, borrowings were available at the bank's prime rate (8.50%) plus .25% and at LIBOR (approximately 5.66%) plus 2.25%.

         Pursuant to the terms of the instruments governing the indebtedness of the Company, Fonda and Sweetheart, each company is subject to certain affirmative and negative covenants customarily contained in agreements of this type, including, without limitation, covenants that restrict, subject to specified exceptions (i) mergers and acquisitions, (ii) capital expenditures,
(iii) dividends, and (iv) additional indebtedness. In addition, such debt instruments restrict each subsidiary's ability to pay dividends or make other distributions to SF Holdings. The credit facilities also require that each subsidiary satisfy certain financial covenants.

11.  EXCHANGEABLE PREFERRED STOCK

         On March 12, 1998, the Company issued units consisting of $30 million of 13 3/4% Exchangeable Preferred Stock due 2009 (the "Exchangeable Preferred") and 111,000 shares of Class C Common Stock. Until March 15, 2003, cumulative dividends on the Exchangeable Preferred may be paid quarterly, at the Company's option, subject to certain restrictions, either in cash or by the issuance of additional shares of Exchangeable Preferred. Thereafter, dividends will be payable in cash, subject to certain exceptions. The fair value of such Class C Common Stock ($.9 million) at the date of issuance was recorded as common stock and paid-in capital with a corresponding reduction in the carrying value of the Exchangeable Preferred. The resulting discount is being amortized as additional preferred stock dividends over the term of the Exchangeable Preferred. The Exchangeable Preferred is exchangeable at the Company's option into 13 3/4% subordinated notes due March 15, 2009. As of July 26, 1998, dividends on the Exchangeable Preferred have been paid by the issuance of additional shares of Exchangeable Preferred.

12.  MINORITY INTEREST IN SUBSIDIARY

         Minority interest represents the 10% total common stock interest in Sweetheart retained by the 52% voting stockholders, based on historical cost as of March 12, 1998, and as adjusted to June 30, 1998 to reflect such stockholders' interest in Sweetheart's net loss.

13.  STOCKHOLDERS' EQUITY AND REDEEMABLE COMMON STOCK

         On March 12, 1998, in conjunction with the Merger, each share of Class A and Class B common stock of Fonda, and options and warrants to purchase such shares, were converted into 47.6766 shares of Class A or Class B Common Stock of the Company, and options and warrants to purchase such shares, respectively. Stockholders' equity, adjusted for such conversion consists of the following (in thousands, except share data):



                                                                                       July 26,         July 27,
                                                                                         1998             1997
                                                                                     -------------    -------------
Preferred Stock Class B, $.01 par value, 100,000 shares authorized, none issued          $      -         $      -
Preferred Stock Class B Series 1, $.01 par value, 15,000 shares authorized
   and issued in 1998, at liquidation value (See Note 3)                                   15,000                -
Common Stock Class A, $.001 par value, 15,000,000 shares authorized,
   5,625,838 and 8,772,494 issued and outstanding                                               6                9
Common Stock Class B, $.001 par value, 1,000,000 shares authorized,
   564,586 and 127,106 issued and outstanding                                                   1                -
Common Stock Class C, $.001 par value, 2,000,000 shares authorized,
   399,000 issued and outstanding in 1998                                                       -                -
Paid-in capital                                                                             3,357            3,493
Retained earnings                                                                           5,041           11,643
Treasury stock, at cost, 47,677 shares Class B Common Stock in 1997                             -             (135)
Translation adjustment                                                                       (476)               -
                                                                                     =============    =============
                                                                                         $ 22,929         $ 15,010
                                                                                     =============    =============



         Fonda had 333,736 shares of Class A Common Stock which were subject to a redemption agreement (the "Redeemable Common"), whereby the holder had the right to require Fonda to repurchase all of the Redeemable Common at the earlier of March 31, 2007 or the date of a merger or consolidation of Fonda with another entity in which Fonda was not the surviving party. In 1997, 23,838 shares of Redeemable Common were acquired by Fonda pursuant to the Stock Repurchase (as defined below). The outstanding Redeemable Common was recorded in the July 27, 1997 consolidated balance sheet at the present value of the aggregate $2.8 million repurchase price discounted at a rate of 3% per annum. The annual accretion to liquidation value has been charged to retained earnings. On March 12, 1998, in conjunction with the Merger, the outstanding Redeemable Common were converted into shares of redeemable common stock of the Company.

         The Class B Series 1 Preferred is convertible, at any time, into 1,334,945 shares of Class A Common Stock, at the option of the holder and is required to be redeemed on the date immediately following the 12th anniversary of the consummation of the Sweetheart Investment at a redemption price per share, in cash, equal to the aggregate liquidation value. The holder of the Class B Series 1 Preferred is not entitled to any voting rights, except as otherwise required by law.

         In April 1997, Fonda offered to repurchase up to 3,528,068 shares of its common stock at $2.83 per share from its stockholders on a pro rata basis (the "Stock Repurchase"). In Fiscal 1997, pursuant to the Stock Repurchase, Fonda redeemed shares of Redeemable Common, as discussed above, and 47,677 shares of Class B common stock for $2.83 per share. The repurchase of the Redeemable Common for less than the present value of the liquidation amount as of the date of repurchase resulted in a credit to retained earnings. The repurchased shares of Class B common stock were reported as Treasury Stock in the July 27, 1997 consolidated balance sheet. Fonda redeemed the remaining shares of Class A common stock in Fiscal 1998, prior to the Merger, for $9.8 million. All of the repurchased shares were canceled in Fiscal 1998, and in connection therewith, paid in capital was charged $3.5 million and the remainder of the purchase price was charged to retained earnings.

         In conjunction with debt offerings in 1995, Fonda granted warrants to purchase 437,480 shares of its Class B common stock for a nominal amount and issued 174,782 shares of its Class B common stock. In Fiscal 1997, 47,677 of such Class B shares were redeemed by the Company pursuant to the Stock
Repurchase. On March 12, 1998, in conjunction with the Merger, such warrants were exercised and all then outstanding Class B common stock of Fonda was converted into shares of Class B common stock of SF Holdings.

         In September 1997, Fonda's Board of Directors granted its Chief Executive Officer and then majority stockholder options to purchase 715,149 shares of Class A Common Stock at an option price of $2.83 per share. On March 12, 1998, in conjunction with the Merger, such options were converted into options to purchase Class A Common Stock of the Company. Options to purchase 238,383 of such shares are vested. Options to purchase an additional 238,383 shares vest on October 1, 1998 and October 1, 1999 respectively, or upon an initial public offering of the Company's common stock, whichever occurs first; provided that the majority stockholder is employed by the Company on the applicable vesting date. The proforma effect of such options on compensation expense, as required by SFAS No. 123, was less than $.1 million.

         The changes in retained earnings consists of the following (in thousands):


                                                                                   Years Ended
                                                                  -----------------------------------------------
                                                                    July 26,         July 27,         July 28,
                                                                      1998             1997             1996
                                                                  -------------    -------------    -------------
Balance, beginning of year                                            $ 11,643         $  8,371          $ 5,005
   Net income                                                            1,498            3,236            3,430
   Dividends on Exchangeable                                            (1,616)               -                -
   Preferred
   Retirement of Fonda's treasury                                       (6,421)               -                -
   stock
   Transfer of liquidation value of redeemable common stock                  -              100                -
   Accretion of redeemable common stock                                    (63)             (64)             (64)
                                                                  =============    =============    =============
Balance, end of year                                                   $ 5,041         $ 11,643          $ 8,371
                                                                  =============    =============    =============



         The Fonda Group, Inc. Stock Appreciation Unit Plan provides for the granting of up to 200,000 units to key executives of Fonda. A grantee is entitled to the appreciation in a unit's value from the date of the grant to the date of its redemption. Unit value is based upon a formula consisting of net income and book value criteria and grants vest over a five-year period. Fonda granted 15,560 units in Fiscal 1998, 10,980 in Fiscal 1997 and 9,500 in Fiscal 1996 at an aggregate value on the date of grant of $.9 million, $.4 million and $.3 million, respectively. Fonda recorded compensation expense of $.5 million in Fiscal 1998, $.1 million in Fiscal 1997 and $.1 million in Fiscal 1996.

14. INCOME TAXES

         The provision (benefit) for income taxes consists of the following (in thousands):

                                            Years Ended
                           -----------------------------------------------
                             July 26,      July 27, 1997    July 28, 1996
                               1998
                           -------------   --------------   --------------
     Current:
        Federal                 $ 5,430          $ 1,449          $ 1,526
        State                     1,758              418              441
                           -------------   --------------   --------------
                                  7,188            1,867            1,967
                           -------------   --------------   --------------
     Deferred:
        Federal                 (4,455)            2,328              423
        State and                 (535)              677              110
          foreign
                           -------------   --------------   --------------
                                (4,990)            3,005              533
                           =============   ==============   ==============
                                $ 2,198          $ 4,872          $ 2,500
                           =============   ==============   ==============


         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets (liabilities) result from temporary differences as follows (in thousands):



                                                                    July 26,         July 27,
                                                                      1998             1997
                                                                  -------------    -------------


Deferred tax assets:
   Capitalized inventory costs                                        $  2,122           $  785
   Allowance for doubtful accounts receivable                            1,828              349
   Accruals for health insurance and other employee benefits             9,877            1,911
   Inventory and sales related reserves                                 10,265              567
   Pension reserve                                                      24,113              433
   Benefit of tax carryforwards                                         79,039              370
   Other                                                                 1,857            1,485
                                                                  -------------    -------------
                                                                       129,101
                                                                                          5,900
Deferred tax liabilities:
   Depreciation                                                        (68,385)          (5,264)
   LIFO recapture                                                      (15,593)               -
                                                                  ------------------------------
                                                                       (83,978)          (5,264)
                                                                  =============    =============
                                                                      $ 45,123           $  636
                                                                  =============    =============



         A reconciliation of the income tax provision to the amount computed using the Federal statutory rate is as follows (in thousands):


                                                                    Years Ended
                                                  ------------------------------------------------
                                                  July 26, 1998    July 27, 1997    July 28, 1996
                                                  --------------   --------------   --------------
Income tax at statutory rate                            $   635          $ 4,061          $ 2,076
Interest on Discount Notes                                  130                -                -
Goodwill amortization                                       234                -                -
State income taxes (net of Federal benefit)                 (18)             712              365
Other                                                     1,217               99               59
                                                  ==============   ==============   ==============
                                                        $ 2,198          $ 4,872          $ 2,500
                                                  ==============   ==============   ==============



         At July 26, 1998, Federal and state net operating loss carryforwards were approximately $200 million, which expire at various dates through 2018.

15.   LEASES

         The Company leases certain of its facilities and equipment under operating leases. Future minimum payments under noncancellable operating leases with remaining terms of one year or more are $13.1 million in Fiscal 1999, $10.6 million in Fiscal 2000, $8.5 million in Fiscal 2001, $7.7 million in Fiscal 2002, $5 million in Fiscal 2003, and $9.7 million thereafter.

         Rent expense was $5.8 million in Fiscal 1998, $2 million in Fiscal 1997 and $1.8 million in Fiscal 1996.

16.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                        Years Ended
                                                                      ------------------------------------------------
                                                                      July 26, 1998    July 27, 1997    July 28, 1996
                                                                      --------------   --------------   --------------
                                                                                      (in thousands)

 Cash paid during the year for:
   Interest, including $192 capitalized in 1998
     and $163 capitalized in 1997                                          $ 15,220         $  5,018         $  6,029
   Income taxes, net of refunds                                               4,708              614            5,611
 Businesses acquired:
  Fair value of assets acquired                                           $ 774,776         $ 23,637         $ 59,090
  Liabilities assumed (includes $30,000 of preferred stock and
     $9,250 of notes payable accepted by sellers in Fiscal 1998
     and Fiscal1996, respectively                                           674,806              594           13,872
                                                                      ==============   ==============   ==============
  Cash paid                                                                $ 99,970         $ 23,043         $ 45,218
                                                                      ==============   ==============   ==============


17.   RELATED PARTY TRANSACTIONS

         The Company leases a building in Jacksonville, Florida from its majority stockholder on terms the Company believes are no less favorable than could be obtained from independent third parties and were negotiated on an arm's length basis. Annual payments under the lease are $.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, from January 1, 1998 to July 31, 2006, the majority stockholder may require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation. In Fiscal 1998, the Company decided to close this facility and is currently seeking a sublease tenant. The Company does not expect the outcome of this action to result in a material adverse effect on its financial condition or results of operations. Rent expense, net of sublease income on a portion of the premises subleased through May 1998 to Four M Corporation ("Four M"), an affiliated company, was $.1 million in each of the fiscal years 1998, 1997 and 1996.

         On March 12, 1998, the Company entered into a license agreement with CEG, whereby CEG was granted the exclusive rights to use certain trademarks and trade names in connection with the manufacture, distribution and sale of disposable party goods products for a period of five years, subject to extension. In connection therewith, the Company will receive an annual royalty equal to 5% of CEG's cash flow, as determined in accordance with a formula specified in such agreement. The Company believes that the terms of such agreement are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. In addition, in accordance with such agreement, the Company, at CEG's request, manufactures and sells to CEG certain party goods products, principally napkins and paper plates. The Company sells such products to CEG on terms no less favorable to it than those it could otherwise have obtained from unrelated third parties. In Fiscal 1998, the Company's net sales of such party goods products were approximately $36 million and royalty income from CEG was $.1 million.

         On March 12, 1998, the Company amended certain terms of the $2.6 million Promissory Note dated February 27, 1997, made by CEG in favor of the Company (the "CEG Note"). The 10% annual interest rate on the CEG Note was converted to pay-in-kind, the CEG Note's 2002 maturity was extended for an additional three years and the CEG Note was made subordinate to Senior Debt (as such term is defined therein). In connection with such amendment, the Company was also issued a warrant to purchase, for a nominal amount, 2.5% of CEG's common stock. The Company believes that the terms of such loan and the amendments thereto are no more favorable to CEG than those that CEG could otherwise have obtained from unrelated third parties and such terms were negotiated on an arm's length basis.

         On May 15, 1998, the Company purchased a 38.2% ownership interest in Fibre Marketing Group, LLC ("Fibre Marketing"), a waste paper recovery business, from a director of the Company for $.2 million. Four M is also a member of Fibre Marketing. The Company believes that the terms on which it purchased such interest are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arms length basis.

         Net sales to CEG were $17 million in Fiscal 1998, $7.8 million in Fiscal 1997 and $1.9 million in Fiscal 1996. Net sales to Fibre Marketing were $4.2 million in Fiscal 1998, $3.6 million in Fiscal 1997 and $4 million in Fiscal 1996. The Company also purchases corrugated containers from Four M, totaling $2.0 million in Fiscal 1998, $.9 million in Fiscal 1997 and $.2 million in Fiscal 1996. The Company believes that the terms on which it sold or purchased products from related parties are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis.


18.  EMPLOYEE BENEFIT PLANS

         The Company provides certain union and non-union employees with retirement and disability income benefits under defined benefit pension plans. On December 31, 1996, the benefit accruals were frozen for participants in Fonda's non-union pension plans resulting in a $.7 million reduction in the pension liability. The Company's policy has been to fund annually the minimum contributions required by applicable regulations.

         Pursuant to the Asset Purchase Agreement covering the Hoffmaster acquisition, Scott made required aggregate contributions of $.9 million to the Fonda plans. As such, in Fiscal 1997, Fonda reversed a $.7 million pension reserve that had previously been accrued for such contributions.

         The net periodic pension cost for benefits earned in the respective years is computed as follows (in thousands):

                                                      Years Ended
                                     -------------------------------------------
                                     July 26, 1998    July 27,       July 28,
                                                        1997           1996
                                     --------------  ------------   ------------
Service cost                                $  562        $  433         $  731
Interest cost                                1,654           403            455
Return on plan assets                      (1,719)         (751)          (313)
Deferred gain                                   99           487              -
                                     ==============  ============   ============
     Net periodic pension cost              $  596        $  572         $  873
                                     ==============  ============   ============


         The funded status of the plans and the amount recognized in the balance sheets is as follows (in thousands):


                                                     July 26, 1998                   July 27, 1997
                                              -----------------------------   -----------------------------
                                                 Assets       Accumulated        Assets       Accumulated
                                                 Exceed        Benefits          Exceed         Benefits
                                              Accumulated       Exceed         Accumulated       Exceed
                                                Benefits        Assets          Benefits         Assets
                                              -------------  --------------   --------------  -------------
Accumulated benefit obligation:
   Vested                                          $ 2,136        $ 59,646          $ 2,004        $ 3,515
   Non-vested                                            -           3,127               30             49
                                              -------------  --------------   --------------  -------------
Total                                              $ 2,136        $ 62,773          $ 2,034        $ 3,564
                                              =============  ==============   ==============  =============
Projected benefit obligation                       $ 2,136        $ 62,773          $ 2,034        $ 3,564
Plan assets at fair value, primarily
common stocks and government obligations
                                                     2,371          44,554            2,170          2,846
                                              -------------  --------------   --------------  -------------
Projected benefit obligation
  in excess of plan assets                            (235)         18,219             (136)           718
Unrecognized net gains and deferrals                   203           (594)              136            329
                                              =============  ==============   ==============  =============
     Accrued pension cost                          $   (32)       $ 17,625           $    -        $ 1,047

                                              =============  ==============   ==============  =============


         The actuarial present values of accumulated and projected benefit obligations were determined using discount rates of 7%, except for union plans which used 8% in 1997. The expected rate of return on assets ranged from an assumption of 8% to 10%.

         The Company provides 401(k) savings and investment plans for the benefit of non-union and certain union employees. The costs for these plans were $2.1 million in Fiscal 1998, $.8 million in Fiscal 1997 and $.4 million in Fiscal 1996.

         The Company also participates in multi-employer pension plans for certain of its union employees. Contributions to these plans, at a defined rate per hour worked, amounted to $.6 million in 1998, $.6 million in 1997, and $1.3 million in 1996.


19.  POSTRETIREMENT HEALTH CARE PLANS

         Sweetheart sponsors various defined benefit postretirement health care plans that cover substantially all full-time employees. The plans, in most cases, pay stated percentages of most medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants generally become eligible after reaching age 60 with ten years of participation. The majority of Sweetheart's plans are contributory, with retiree contributions adjusted annually. The plans are not funded.

         The   following   table   analyzes   the   plans'   unfunded,   accrued
postretirement health care cost liability as reflected on the balance sheet (in thousands):

                                                       July 26, 1998
                                                       --------------
Accumulated postretirement benefit obligation:
   Retirees                                                 $ 29,296
   Other fully eligible participants                           4,615
   Other actives                                              12,989
                                                       --------------
                                                              46,900
   Unrecognized prior service costs                              420
   Unrecognized actuarial gain                                 2,045
                                                       ==============
                                                            $ 49,365
                                                       ==============


         The components of net postretirement health care cost are as follows (in thousands):

                                                     Period ended
                                                    July 26, 1998
                                                    -------------

Service cost                                               $  274
Interest cost                                                 982
Net amortization and deferral                                 (41)
                                                     =============
        Net postretirement benefits costs                 $ 1,215
                                                     =============


         The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0%. Net postretirement health care cost was computed using a weighted average discount rate of 7.0% for the period ended July 26, 1998. For measuring the expected postretirement benefit obligation, a 9% annual rate of increase in the per capita claims cost was assumed. This rate is assumed to decrease by 1.0% per year to an ultimate rate of 5.0%. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of July 26,1998 by approximately $2.5 million and the aggregate of the service and interest cost components of net postretirement benefits cost by approximately $.1 million.

20.  COMMITMENTS AND CONTINGENCIES

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation was initially filed in state court in Georgia in April 1987, and is currently pending against Sweetheart in federal court. The remaining issue involved in the case is a claim that Sweetheart wrongfully terminated the Lily-Tulip , Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In December 1994, the United States Circuit Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied.
Following remand, in March 1996 the United States District Court for the Southern District of Georgia entered a judgment in favor of Sweetheart. Following denial of a motion for reconsideration, the plaintiffs in April 1997 filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgement in favor of Sweetheart. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal, which petition was denied on July 29, 1998. Plaintiffs have filed a motion in the District Court for attorneys fees. No amount has been specified in such motion.

         The Company believes that it will ultimately prevail on the remaining material issues in the Aldridge litigation. Due to the complexity involved in connection with the claims asserted in this case, the Company cannot determine at present with any certainty the amount of damages it would be required to pay should the plaintiffs prevail; accordingly, there can be no assurance that such amount would not have a material adverse effect on the Company's financial position or results of operations.

         A patent infringement action entitled Fort James Corp. v. Sweetheart Cup Company Inc., was filed on November 21, 1997. Sweetheart has filed an answer to the complaint denying liability and asserting various affirmative defenses and counterclaims. The Company does not believe that the ultimate liability, if any, would have a material adverse effect on Sweetheart's financial position or results of operations.

         The Company is subject to legal proceeding and other claims arising in the ordinary course of its business. The Company maintains insurance coverage of types and in amounts which it believes to be adequate and believes that it is not presently a party to any litigation, the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

         The Company has commitments to purchase paperboard from three vendors. The total annual commitment is for the purchase of 49,200 tons of paperboard through April 2001. The price per ton will be based on market rates, less applicable rebates for all of these commitments. In addition, the Company has a commitment through calendar 1999 to purchase 11,000 tons of tissue paper in 1998 and 10,000 tons in 1999, at the lower of a formula based price or market rates.


21.  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

         See Notes 10, 11 and 13 for information relating to the Discount Notes, exchangeable preferred stock and the redeemable common stock. The condensed financial statements of the parent company only are as follows (in thousands):

                                                              July 26, 1998
                                                             -----------------
Balance Sheet
Assets
    Cash                                                             $    106
    Investments in subsidiaries                                       128,857
    Deferred finance fees                                               4,505
    Deferred income taxes                                               1,444
                                                             =================
                                                                   $  134,912
                                                             =================
Liabilities and Stockholders' Equity
    Accrued expenses                                                 $    255
    Discount Notes                                                     78,909
    Exchangeable preferred stock                                       30,680
    Redeemable common stock                                             2,139
    Stockholders' equity                                               22,929
                                                             =================
                                                                   $  134,912
                                                             =================

                                                                Year ended
                                                              July 26, 1998
                                                             -----------------
Statement of Operations
    General and administrative expenses                             $    (24)
    Interest expense (net of interest income                          (3,957)
    of $18)
                                                             -----------------
      Loss before income taxes and equity in subsidiaries             (3,981)
    Income tax benefit                                                  1,444
    Equity in income of subsidiaries                                    4,035
                                                             -----------------
      Net income                                                        1,498
    Payment-in-kind dividends on exchangeable preferred                 1,616
    stock
                                                             =================
      Net loss applicable to common stock                          $    (118)
                                                             =================

Statement of Cash Flows
Operating activities:
    Net income                                                      $   1,498
    Equity in income of subsidiaries                                  (4,035)
    Amortization of deferred finance fees                                 268
    Interest capitalized on debt                                        3,707
    Income taxes receivable                                           (1,444)
    Decrease in accrued expenses                                        (919)
                                                             -----------------
      Net cash used in operating activities                             (925)
                                                             -----------------
Investing activities:
    Sweetheart Investment                                            (88,000)
                                                             -----------------
Financing activities:
    Proceeds from issuance of Discount Notes                           77,538
    Proceeds from issuance of exchangeable preferred stock             15,000
    Debt issuance costs                                               (3,507)
                                                             -----------------
      Net cash provided by financing activities                        89,031
                                                             -----------------
    Increase in cash and balance at end of year                      $    106
                                                             =================


22.  SUBSEQUENT EVENT

         On October 22, 1998, the Board of Directors approved a change in the Company's fiscal year end from a fifty-two or fifty-three week period which ends on the last Sunday in July to the same number of periods which ends on the last Sunday in September. Also, on the same date, Sweetheart's Board of Directors approved a change in its fiscal year-end from September 30 to the fifty-two or fifty-three week periods which ends on the last Sunday of September. The Company and Fonda will file transition reports for the period July 27, 1998 to September 27, 1998 on Form 10-Q.

                                                                    Schedule II

                             SF HOLDINGS GROUP, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


          COLUMN A                COLUMN B                COLUMN C               COLUMN D        COLUMN E
          --------                --------                --------               --------        --------
                                                         Additions
                                                         ---------
                                 Balance at                     Charged to
                                 beginning     Charged to        Other                        Balance at
                                    of          Cost and        Accts.-         Deductions-     end of
         Description              Period        Expenses        Describe         describe       period
         -----------              ------        --------        --------         --------       ------




Year ended July 26, 1998:
Allowance for doubtful
accounts . . . . . . . . . .      $961             476           2,748(2)          61(1)        $3,569
 . . .                                                               57(3)         110(4)
                                                                                    2(5)

Year ended July 27, 1997:
Allowance for doubtful
accounts . . . . . . . . . .

                                  $549             457              --               45(1)       $ 961
Year ended July 28, 1996:
Allowance for doubtful
accounts . . . . . . . . . .

                                  $401             148            100(2)           100(1)        $ 549



-------------------------------------------------------------------------------------------------------------------


(1)      Amounts written-off
(2)      Additions related to acquisitions
(3)      Recoveries
(4)      Deduction related to dispositions
(5)      Foreign translation adjustment