Form 10-Q
period 1998-09-27
SF HOLDINGS GROUP INC
filed 1998-12-07
CIK 1059697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
        (mark one)
        [ ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                       OR
        [X]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the nine week transition period from July 27, 1998 to September 27, 1998

                             Commission File Number:
                             SF Holdings Group, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                       13-3990796
          --------                                       ----------
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
         Common Stock, $.001 par value, as of December 1, 1998:
                                                    Class A:   5,625,838 Shares
                                                    Class B:     564,586 Shares
                                                    Class C:     399,000 Shares

                             SF HOLDINGS GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


Part I - Financial Information



Item  1. Financial Statements (unaudited):

                                                                                              Page

        Consolidated Balance Sheets as of September 27, 1998 and July 26, 1998 (audited)        3

        Consolidated Statements of Operations and Comprehensive Income (Loss)
            for the nine weeks ended September 27, 1998 and the thirteen weeks
            ended October 26, 1997                                                              4

        Consolidated Statements of Cash Flows for the nine weeks ended
            September 27, 1998 and the thirteen weeks ended October 26, 1997                    5

        Notes to Consolidated Financial Statements                                              6


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                           8


Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K                                                      14

Signatures                                                                                     16


                             SF HOLDINGS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                   September 27,      July 26,
                                                                       1998             1998
                                                                   -------------    -------------
                                                                   (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                           $ 9,630         $ 20,703
    Cash in escrow                                                        5,464            6,819
    Accounts receivable, less allowance for doubtful
      accounts of $2,621 and $3,569, respectively                       116,731          120,112
    Due from affiliates                                                     608            1,313
    Inventories                                                         170,288          168,493
    Deferred income taxes                                                16,920           17,322
    Other current assets                                                 21,613           20,026
                                                                   -------------    -------------
         Total current assets                                           341,254          354,788
Property, plant and equipment, net                                      419,669          430,150
Goodwill, net                                                           100,481           94,865
Deferred income taxes                                                    32,956           32,572
Other assets, net                                                        29,829           31,436
                                                                   -------------    -------------
TOTAL ASSETS                                                          $ 924,189        $ 943,811
                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                    $ 70,703         $ 78,013
   Accrued expenses                                                     106,144          117,426
   Current maturities of long-term debt                                   4,019            3,825
                                                                   -------------    -------------
      Total current liabilities                                         180,866          199,264
Long-term debt                                                          624,903          619,143
Other liabilities                                                        62,729           61,865
Deferred income taxes                                                     5,011            4,771
                                                                   -------------    -------------
      Total liabilities                                                 873,509          885,043
Exchangeable preferred stock                                             31,444           30,680
Minority interest in subsidiary                                           2,472            3,020
Redeemable common stock                                                   2,150            2,139
Stockholders' equity                                                     14,614           22,929
                                                                   -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 924,189        $ 943,811
                                                                   =============    =============


                See notes to consolidated financial statements.

                             SF HOLDINGS GROUP, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)
                                 (in thousands)

                                                                         Nine Weeks        Thirteen Weeks
                                                                           Ended                Ended
                                                                       September 27,         October 26,
                                                                            1998                1997
                                                                        -------------       --------------
Net sales                                                                  $ 259,080             $ 70,658
Cost of goods sold                                                           235,038               57,519
                                                                        -------------       --------------
     Gross profit                                                             24,042               13,139

Selling, general and administrative expenses                                  20,320                8,413
Other income, net                                                               (511)                   -
                                                                        -------------       --------------
     Income from operations                                                    4,233                4,726
Interest expense (net of interest income
 of $341 in 1998 and $52 in 1997)                                             14,214                2,936
                                                                        -------------       --------------
     Income (loss) before income taxes, minority interest
        and extraordinary loss                                                (9,981)               1,790
Income taxes (benefit) provision                                              (4,631)                 751
Minority interest in subsidiary's loss                                          (548)                   -
                                                                        -------------       --------------
     Net income (loss)                                                        (4,802)               1,039
Payment-in-kind dividends on exchangeable preferred stock                        764                    -

                                                                        -------------       --------------
     Net income (loss) applicable to common stock                           $ (5,566)             $ 1,039
                                                                        =============       ==============

Statements of comprehensive income (loss):
     Net income (loss)                                                      $ (4,802)             $ 1,039
     Other comprehensive income, net of income tax:
       Minimum pension liability adjustment                                   (2,393)                   -
       Foreign translation adjustment                                           (345)                   -
                                                                        -------------       --------------
                                                                              (2,738)                   -
                                                                        -------------       --------------
     Total comprehensive income (loss)                                      $ (7,540)             $ 1,039
                                                                        =============       ==============

                See notes to consolidated financial statements.

                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                       Nine Weeks         Thirteen Weeks
                                                                         Ended                Ended
                                                                      September 27,         October 26,
                                                                          1998                 1997
                                                                      -------------       -------------
Operating activities:
 Net income                                                             $ (4,802)            $ 1,039
Adjustments to reconcile net income to net cash
      used in operating activities:
   Depreciation and amortization                                          14,053               1,491
   Interest capitalized on debt                                            1,779                   -
   Provision for doubtful accounts                                          (301)                 71
   Deferred income taxes                                                  (4,098)                789
   Gain on building and equipment dispositions                              (201)               (157)
   Minority interest in subsidiary's loss                                   (548)                  -
   Changes in assets and liabilities:
      Accounts receivable                                                  3,707              (6,587)
      Due from affiliates                                                    583                 170
      Inventories                                                         (1,795)             (1,937)
      Other current assets                                                (1,195)              3,238
      Accounts payable and accrued expenses                              (15,568)                516
      Income taxes payable (refundable)                                     (373)                 37
      Other                                                               (2,889)                (26)
                                                                    -------------       -------------
    Net cash used in operating activities                                (11,648)             (1,356)
                                                                    -------------       -------------

Investing activities:
 Capital expenditures                                                    (12,138)             (2,021)
 Proceeds from building and equipment dispositions                         7,124                 260
                                                                    -------------       -------------
   Net cash used in investing activities                                  (5,014)             (1,761)
                                                                    -------------       -------------

Financing activities:
 Net increase in revolving credit borrowings                               4,424               8,049
 Repayments of long-term debt                                                (53)               (149)
 Redemption of Fonda's common stock                                            -              (8,352)
 Debt issuance costs                                                        (137)                  -
 Decrease in escrow cash                                                   1,355                   -
                                                                    -------------       -------------
   Net cash provided by (used in) financing activities                     5,589                (452)
                                                                    -------------       -------------
Net decrease in cash                                                     (11,073)             (3,569)
Cash and cash equivalents, beginning of period                            20,703               5,908
                                                                    -------------       -------------
Cash and cash equivalents, end of period                                 $ 9,630             $ 2,339
                                                                    =============       =============

Supplemental cash flow information:
   Cash paid (refunded) during the period for:
    Interest, including $96 capitalized in 1998 and
     $192 in 1997                                                        $23,335             $ 5,959
   Income taxes, net of refunds                                               87                 (71)


                See notes to consolidated financial statements.

                             SF HOLDINGS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         SF Holdings Group, Inc. ("SF Holdings"), is a holding company that conducts its operations through its subsidiaries, Sweetheart Holdings Inc. ("Sweetheart") and The Fonda Group, Inc. ("Fonda") (collectively, the
"Company"), and therefore has no significant cash flows independent of such subsidiaries. The instruments governing the indebtedness of Sweetheart and Fonda contain numerous restrictive covenants that restrict Sweetheart and Fonda's ability to pay dividends or make other distributions to SF Holdings or to each other. The Company believes that the combined operations of its subsidiaries makes the Company one of the three largest converters and marketers of disposable food service and food packaging products in North America.

         The information included in the foregoing interim consolidated financial statements of the Company are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for these periods. Results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K.

         On October 22, 1998, the Board of Directors of SF Holdings and Fonda approved a change in their respective fiscal year ends from a fifty-two or fifty-three week period which ends on the last Sunday in July to the same number of periods which ends on the last Sunday in September. The nine week period from July 27, 1998 to September 27, 1998, consolidates the results of operations of Fonda for all periods presented and of Sweetheart from July 1, 1998 to September 27, 1998. Such period will be treated as a transition period that will not be part of Fiscal 1998 which ended on July 26, 1998 or Fiscal 1999 which will end on September 26, 1999.

         The following summarized, pro forma results of operations assume the Company's acquisitions in Fiscal 1998 occurred as of the beginning of the period (in thousands).

                                                                Thirteen Weeks
                                                                    Ended
                                                               October 26, 1997
                                                            --------------------
    Net sales                                              $      299,475
    Net loss                                               $      (13,633)

2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                             September 27,      July 26,
                                                 1998             1998
                                             -------------    -------------
     Raw materials and supplies                  $ 43,960         $ 43,998
     Work-in-process                                8,883            9,456
     Finished goods                               117,445          115,039
                                             =============    =============
                                                $ 170,288        $ 168,493
                                             =============    =============



3. CONTINGENCIES

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation was initially filed in state court in Georgia in April 1987, and is currently pending against Sweetheart in federal court. The remaining issue involved in the case is a claim that Sweetheart wrongfully terminated the Lily-Tulip , Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In December 1994, the United States Circuit Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied.
Following remand, in March 1996 the United States District Court for the Southern District of Georgia entered a judgment in favor of Sweetheart. Following denial of a motion for reconsideration, the plaintiffs in April 1997 filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgement in favor of Sweetheart. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal, which petition was denied on July 29, 1998. Plaintiffs have filed a motion in the District Court for attorneys fees. No amount has been specified in such motion. In October 1998, plaintiffs filed a Petition for Writ of Certiorari in the United States Supreme Court.

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

         A patent infringement action seeking injunctive relief and damages relating to Sweetheart's production and sale of certain paper plates entitled Fort James Corp. v. Sweetheart Cup Company Inc., was filed in the U.S. District Court for the Eastern District of Wisconsin on November 21, 1997. Sweetheart filed an answer to the complaint denying liability and asserting various defenses and counterclaims. Discovery proceedings are in process. The Company does not believe that the ultimate liability, if any, would have a material adverse effect on Sweetheart's financial position or results of operations.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         The following discussion for the Company contains forward-looking statements which involve risks and uncertainties. The Company's actual results or future events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, raw material costs, labor market conditions, the highly competitive nature of the industry, and developments with respect to contingencies.

         In October 1998, the Company changed its fiscal year end to the last Sunday in September. The following discussion compares the nine week transition period ended September 27, 1998 (the "Nine Week Transition Period") to the thirteen week quarter ended October 27, 1997 (the "1998 First Quarter"). The Nine Week Transition Period consolidates the results of operations of Fonda for all periods presented and of Sweetheart from July 1, 1998 to September 27, 1998. The Company did not recast the data for the nine week period ended September 28, 1997 because certain review procedures and significant judgmental estimates that are implemented only on a quarterly basis were not implemented for the nine week period ended September 28, 1997. As a result of changes in certain computer systems, the Company believes it would be impractical to implement these review procedures and make the judgmental estimates to recast the prior nine week period.

General

         SF Holdings Group, Inc. ("SF Holdings") conducts all of its operations through its principal operating subsidiaries, Sweetheart Holdings Inc. ("Sweetheart") and The Fonda Group, Inc. ("Fonda") (collectively, the "Company") and therefore has no significant cash flows independent of such subsidiaries.

         The investment in Sweetheart was consummated on March 12, 1998 and was accounted for as a purchase. The financial information with respect to the 1998 First Quarter contained herein, does not reflect Sweetheart's results of operations; thus, this financial information is not necessarily indicative of the results of operations that would have been achieved had the investment in Sweetheart been consummated by the Company at the beginning of such period or which may be achieved in the future. In addition, the financial information contained herein does not reflect the operations of Sweetheart under current management for a significant period of time.

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

         Each of Fonda and Sweetheart's business is seasonal with a majority of its net cash flows from operations realized in the second and third quarters of the calendar year. Sales for such periods reflect the high seasonal demands of the summer months when outdoor and away-from-home consumption increases. In the event that Fonda's and/or Sweetheart's cash flow from operations is insufficient to provide working capital necessary to fund their respective production requirements, Fonda and/or Sweetheart will need to borrow under their respective credit facilities or seek other sources of capital. Although the Company believes that funds available under such credit facilities together with cash generated from operations, will be adequate to provide for each company's respective cash requirements, there can be no assurance that such capital resources will be sufficient in the future.

         Results of Operations


                                                                Nine weeks ended            Thirteen weeks ended
                                                                 September 27,                   October 26,
                                                                    1998                            1997
                                                            -------------------------     -------------------------
                                                                         % of Net                        % of Net
                                                              Amount       Sales             Amount        Sales
                                                            ------------ ------------     -----------  ------------
                                                                             (Dollars in millions)

Net sales                                                   $     259.1        100.0 %    $     70.7         100.0 %
Cost of goods sold                                                235.0         90.7            57.5          81.4
                                                            ------------ ------------     -----------  ------------
   Gross profit                                                    24.0          9.3            13.1          18.6
Selling, general and
   administrative expenses                                         20.3          7.8             8.4          11.9
Other income, net                                                  (0.5)        (0.2)              -             -
                                                            ------------ ------------     -----------  ------------
   Income from operations                                           4.2          1.6             4.7           6.7
Interest expense, net                                              14.2          5.5             2.9           4.2
                                                            ------------ ------------     -----------  ------------
   Income before taxes                                            (10.0)        (3.9)            1.8           2.5
Income tax (benefit) provision                                     (4.6)        (1.8)            0.8           1.1
Minority interest in subsidiary's loss                             (0.5)        (0.2)              -             -
                                                            ------------ ------------     -----------  ------------
   Net income                                               $      (4.8)        (1.9)%    $      1.0           1.5 %
                                                            ============ ============     ===========  ============



Nine Weeks Ended September 27, 1998 Compared to Thirteen Weeks Ended October 26, 1997

         Net sales were $259.1 million in the Nine Week Transition Period (including $216.4 million as a result of the consolidation of Sweetheart) and $70.7 million in the 1998 First Quarter. Net sales decreased $3.4 million, excluding the effects of consolidating Sweetheart, from $46.1 million for the comparable nine week period ended September 28, 1997 to $42.7 million for the Nine Week Transition Period. The 1997 nine week period included $3.0 million of net sales of tissue mill products relating to operations that were sold in March 1998. For the comparable nine week periods, excluding the effects of consolidating Sweetheart, sales volume in the Company's converting operations increased 2.7% in the consumer market and decreased 9.4% in the institutional market. Average selling prices decreased 4.7% in the consumer market and increased 13.3% in the institutional market. The reduction in selling prices in the consumer market primarily reflects lower pricing of certain party goods products sold to Creative Expressions Group ("CEG"), an affiliate of the Company. Under the terms of the License Agreement entered into in March 1998, has the right to CEG sell, market, distribute and manufacture certain party goods previously manufactured and distributed by the Company under various brands. In connection therewith, the Company receives a royalty of 5% of CEG's cash flow as determined in accordance with a formula specified in such agreement. CEG has notified the Company of its intention to focus solely on selling, marketing and distributing and will outsource all of its manufacturing requirements. The Company has historically manufactured party goods products for CEG and it expects to continue to do so in the future. During the Nine Week Transition Period, the reduction in sales revenues of such party goods products sold to CEG exceeded royalty income by approximately $.7 million. In the institutional market, the reduction in sales volume and offsetting increase in selling prices was primarily due to a change in sales mix, whereby the Company emphasized the sale of value added converted tissue products rather than commodity products.

         Gross profit was $24.0 million in the Nine Week Transition Period (including $17.5 million as a result of the consolidation of Sweetheart) and $13.1 million in the 1998 First Quarter. As a percentage of net sales, gross profit decreased from 18.6% in the 1998 First Quarter to 9.3% in the Nine Week Transition Period primarily due to lower margins at Sweetheart and to a lesser extent the gross margin impact resulting from reduced selling prices of consumer products in connection with the License Agreement, which were not sufficiently offset by royalty revenues. The Company believes the reductions in net sales and gross profit in connection with the License Agreement, reflect transition and timing issues which are expected to be recovered in future periods, however, there can be no assurance that such will occur.

         Selling, general and administrative expenses were $20.3 million in the Nine Week Transition Period (including $14.7 million as a result of the consolidation of Sweetheart) and $8.4 million in the 1998 First Quarter. As a percentage of net sales, selling, general and administrative expenses decreased from 11.9% in the 1998 First Quarter to 7.8% in the Nine Week Transition Period. The percentage reduction was primarily due to the effects of consolidating Sweetheart, for which selling, general and administrative costs as a percentage of net sales are historically lower than at Fonda due to economies of scale. In addition, the percentage reduction was also impacted by the reduction in selling, marketing and distribution costs at Fonda due to the License Agreement and partially offset by the sale of Fonda's tissue mill operations, for which selling, general and administrative costs were low relative to net sales.

         Income from operations was $4.2 million in the Nine Week Transition Period and $4.7 million in the 1998 First Quarter due to the reasons discussed above. As a percentage of net sales, income from operations decreased from 6.7% in the 1998 First Quarter to 1.6% in the Nine Week Transition Period.

         Interest expense, net of interest income was $14.2 million in the Nine Week Transition Period (including $12.5 million as a result of the consolidation of Sweetheart and financing thereof) and $2.9 million in the 1998 First Quarter. For Fonda, outstanding debt levels and interest rates were comparable in the two periods.

         The effective tax rate was 46.4% in the Nine Week Transition Period, which reflects certain non-deductible costs relating to the investment in Sweetheart and the related financing, and 42% in the 1998 First Quarter. As a result of the above and the addback of minority interest representing 10% of Sweetheart's historical loss, the net loss was $4.8 million in the Nine Week Transition Period compared to net income of $1.0 million in the 1998 First Quarter.

Liquidity and Capital Resources
         Historically, the Company's subsidiaries have relied on cash flow from operations and borrowings to finance their respective working capital requirements, capital expenditures and acquisitions. In addition, Sweetheart has recently begun to fund a majority of its capital expenditures from the sale of assets.

         Net cash used in operating activities in the Nine Week Transition Period was $11.6 million (including $4 million relating to the consolidation of Sweetheart) compared to $1.4 million in the 1998 First Quarter. Excluding the effects of consolidating Sweetheart, the increase in cash used is primarily due to the reduction in net income and the receipt of $2.9 million from the settlement of a lawsuit in the 1998 First Quarter.

         Capital expenditures in the Nine Week Transition Period were $12.1 million including $4.2 million at Sweetheart for new cup making equipment and $.6 million for management information systems. The remainder of capital expenditures in the Nine Week Transition Period was for routine capital improvements. The $2 million of capital expenditures in the 1998 First Quarter included $1.4 million related to the installation of the second paper machine at the Company's former tissue mill, which was sold in March 1998.

         None of SF Holdings, Fonda or Sweetheart anticipates any material capital expenditures in the next twelve months other than those funded through asset sales and available cash from the respective subsidiaries. SF Holdings is a holding company and does not anticipate any material cash needs until 2003 when interest on the Discount Notes (as defined below) and dividends on the Exchangeable Preferred (as defined below) become payable in cash.

         On March 12, 1998, the Company issued $144.0 million aggregate principal amount at maturity of 12 3/4% Senior Secured Discount Notes due 2008 (the "Discount Notes"). Until March 15, 2003, accrued interest on the Discount Notes will not be paid but will accrete semi-annually, thereby increasing the value of the Discount Notes. Also on March 12, 1998, the Company issued $30.0 million of 13 3/4% Exchangeable Preferred Stock due 2009 (the "Exchangeable Preferred"). Until March 15, 2003 cumulative dividends may be paid quarterly, either in cash or by the issuance of additional shares of Exchangeable
Preferred, at the Company's option. Thereafter, dividends will be payable in cash. The Exchangeable Preferred is exchangeable at the Company's option into 13 3/4% subordinated notes due March 15, 2009. As of December 1, 1998, dividends on the Exchangeable Preferred have been paid by the issuance of additional shares of Exchangeable Preferred.

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

         Fonda's revolving credit facility, which matures on March 31, 2000, provides up to $50 million borrowing capacity, is collateralized by eligible accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. At September 27, 1998, there was no outstanding balance and $39.3 million was the maximum advance available based upon eligible collateral. At September 27, 1998, borrowings were available at the bank's prime rate (8.50%) plus .25% and at LIBOR (approximately 5.40%) plus 2.25%.

         Sweetheart's revolving credit facility, as amended, provides for borrowings in an amount of up to $135.0 million, subject to borrowing base limitations (the "Sweetheart U.S. Credit Facility"). Borrowings under the Sweetheart U.S. Credit Facility mature on September 30, 2000 and as of September 27, 1998, $8.8 million is available. Borrowings under the Sweetheart U.S. Credit Facility bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.25%, or (ii) a bank's base rate plus 1.00%. The Sweetheart U.S. Credit Facility is secured by accounts receivable, inventory, equipment, intellectual property, general intangibles and the proceeds on the sale of any of the foregoing. On June 15, 1998, a Canadian subsidiary of Sweetheart refinanced its then existing term loan and revolving credit facility and entered into a new term loan and revolving credit facility agreement which provides for a term loan facility of up to Cdn $10.0 million and a revolving credit facility of up to Cdn $10.0 million (the "Sweetheart Canadian Credit Facility and with the Sweetheart U.S. Credit Facility, the "Sweetheart Credit Facilities"). Term loan borrowings under the Sweetheart Canadian Credit Facility are payable quarterly through May 2001 and revolving credit borrowings and term loan borrowings have a final maturity date of June 15, 2001. As of September 27, 1998, Cdn $5.4 million (approximately $3.6 million) was available under such facility. The Sweetheart Canadian Credit Facility is secured by all of the existing and after acquired real and personal, tangible assets of such Canadian subsidiary and the net proceeds on the sale of any of the foregoing. Borrowings under the Sweetheart Canadian Credit Facility bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings, and an index rate plus 2.50% with respect to the term loan borrowings.

         The Sweetheart Notes include: (i) $190.0 million of 9 5/8% Senior Secured Notes due September 1, 2000 (the "Sweetheart Secured Notes") and (ii) $110.0 million of 10 1/2% Senior Subordinated Notes due September 1, 2003 (the "Sweetheart Subordinated Notes"). Sweetheart may, at its election, redeem the Sweetheart Secured Notes at any time at a redemption price equal to a percentage (currently 103.208% and declining in annual increments to 100% after August 31, 1999) of the principal amount, plus accrued interest. The Sweetheart Secured Notes are secured by mortgages on the real property owned by Sweetheart. Payment of principal and interest on the Sweetheart Subordinated Notes is subordinate to Senior Indebtedness (as defined therein), which includes the Sweetheart U.S. Credit Facility and the Sweetheart Secured Notes. Sweetheart may, at its election, redeem the Sweetheart Subordinated Notes at any time at a redemption price equal to a percentage (103.938% and declining in annual increments to 100% after August 31, 2001) of the principal amount, plus accrued interest. The Sweetheart Notes provide that upon the occurrence of a Change of Control (as defined therein) the holders will have the option to require the redemption of the Sweetheart Notes at a redemption price equal to 101% of the principal amount, plus accrued interest.

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

         Pursuant to the asset sale covenant under the indenture governing the Fonda Notes, resulting from the receipt of proceeds from the sale of the tissue mill, Fonda is required to (i) reinvest approximately $10 million of such proceeds in fixed assets within 270 days of such disposition or (ii) offer to repurchase the Fonda Notes to the extent that such amount has not been reinvested. As of November 30, 1998, the Company has reinvested or has committed to reinvest amounts in excess of $10 million, primarily in napkin and plate-making equipment.

         During the Nine Week Transition Period, the Company did not incur material costs for compliance with environmental law and regulations.

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

         Sweetheart has completed the assessment phase, in which it has identified potential Year 2000 issues with respect to information technology systems, as well as equipment that interfaces with vendors and third parties, and developed a compliance project for its hardware, operating systems and application systems. Sweetheart is scheduled to complete the hardware and operating systems conversion plans by January 1999. With respect to the application phase, Sweetheart is compliant in its order management and warehousing systems. Manufacturing and planning systems are in final testing and are expected to be compliant by April 1999 and January 1999, respectively. Financial, corporate and in-house developed systems are scheduled for compliance by July 1999. Sweetheart has completed its internal assessment phase for technology embedded within equipment and is awaiting responses from certain vendors. Sweetheart believes a significant portion of its manufacturing equipment is not affected by Year 2000 issues due to its operations use, or was compliant when purchased. Sweetheart has or is in the process of contacting key vendors and business partners, to ensure that key business transactions will by Year 2000 compliant. Furthermore, in the event Sweetheart is unable to meet certain key operational dates, Sweetheart believes its already compliant Year 2000 systems for planning, order management and warehouse management which, in use with manual systems, would allow Sweetheart to ship products to customers and engage in other critical business functions.

         As of December 1, 1998, Sweetheart and Fonda estimate the total cost of their respective Year 2000 program at $2.7 million and $3.4 million, respectively, of which each has spent $1.2 million as of September 27, 1998, including $.2 million by Fonda in the Nine Week Transition Period. Future expenditures will be funded from cash flow from the respective company's operations or borrowings under each company's respective credit facility. However, there can be no assurance that Sweetheart or Fonda will identify all Year 2000 issues in their computer systems in advance of their occurrence or that they will be able to successfully remedy all problems that are discovered. Failure by Sweetheart or

Fonda and/or their significant vendors and customers to complete Year 2000 compliance programs in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems which could cause fluctuations in the Company's revenues and operating profitability.

Net Operating Loss Carryforwards
         As of September 27, 1998, the Company had approximately $202 million of net operating loss carryforwards ("NOLs") which expire at various dates through 2018. Although the Company expects that sufficient taxable income will be generated in the future to realize these NOLs, there can be no assurance future taxable income will be generated to utilize such NOLs.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:
           --------

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

     Exhibit #                                       Description of Exhibit
     ---------                                       ----------------------

        2.1 Investment Agreement, dated as of December 29, 1997, among the Stockholders of Sweetheart Holdings Inc. ("Sweetheart Holdings"), Creative Expressions Group, Inc. ("CEG") and SF Holdings Group, Inc. ("SF Holdings").
        3.1        Restated Certificate of Incorporation of the Company.
        3.2        By-laws of the Company.
        4.1 Indenture, dated as of March 12, 1998, between SF Holdings and The Bank of New York.
       4.2 Form of 12 3/4% Series A and Series B Senior Secured Discount Notes, dated as of March 12, 1998 (incorporated by reference to Exhibit 4.1).
        4.3 Registration Rights Agreement, dated as of March 12, 1998, among SF Holdings, Bear, Stearns & Co. Inc. and SBC Warburg Dillon Read Inc. (the "Initial Purchasers").
        4.4 Registration Rights Agreement, dated as of March 20, 1998, between the Company, American Industrial Partners Management Company, Inc. ("AIPM") and Bear, Stearns & Co., Inc.
        4.5        Form of Certificate of Exchangeable Preferred Stock.
        4.6 Form of Indenture between the Company and The Bank of New York governing the 133/4% Subordinated Notes due March 15, 2009.
        4.7 Paragraph A of Article Fourth of the Restated Certificate of Incorporation of the Company (incorporated by reference to
                   Exhibit 3.1).
       10.1 Stockholders' Rights Agreement, dated as of March 12, 1998, among SF Holdings and the persons listed on Schedule I thereto.
       10.2 Stockholders' Agreement, dated as of March 12, 1998, among Sweetheart Holdings, SF Holdings and the Original Stockholders.
       10.3 Stockholders Agreement, dated as of March 12, 1998, among SF Holdings and the Initial Purchasers.
       10.4 Pledge Agreement, dated as of March 12, 1998, between SF Holdings and the Bank of New York.
       10.5 Tax Sharing Agreement, dated as of March 12, 1998, among SF Holdings and The Fonda Group, Inc ("Fonda").
       10.6 Second Restated Management Services Agreement, dated as of March 12, 1998, among Sweetheart Holdings, Sweetheart Cup Company Inc. ("Sweetheart Cup"), American Industrial Partners Management Company, Inc. ("AIPM") and SF Holdings.
       10.7 Amendment No. 1 to Second Restated Management Services Agreement, dated as of March 12, 1998, among Sweetheart Holdings, Sweetheart Cup, AIPM and SF Holdings.
       10.8 Assignment and Assumption Agreement, dated as of March 12, 1998, between SF Holdings and Fonda.
       10.9 Stockholders Agreement, dated as of March 20, 1998, between the Company and Bear, Stearns & Co., Inc.
       10.10 Executive Retention Pay Agreement, dated as of October 1, 1997, between Sweetheart Holdings and Daniel M. Carson.
       10.11 Executive Retention Pay Agreement, dated as of October 1, 1997, between Sweetheart Holdings and William H. Haas.
       10.12 Executive Retention Pay Agreement, dated as of October 1, 1997, between Sweetheart Holdings and James R. Mullen.

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


      ----------------
      o  filed herein.

(b) A report on Form 8-K was filed on October 30, 1998 under item 8 for the change in the Company's year-end from the last Sunday in July to the last Sunday in September.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

      Date:  December 4, 1998

                                      SF HOLDINGS GROUP, INC.



                                      By:   /s/ HANS H. HEINSEN
                                            -------------------
                                                   Hans H. Heinsen
                                      Senior Vice President, Chief Financial
                                      Officer and Treasurer (Principal Financial
                                      And Accounting Officer)