Form 10-Q
period 1998-12-27
SF HOLDINGS GROUP INC
filed 1999-02-10
CIK 1059697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
        (mark one)
        [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the thirteen weeks ended December 27, 1998

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
         Common Stock, $.001 par value, as of February 1, 1999:
                                                    Class A:   5,625,838 Shares
                                                    Class B:     564,586 Shares
                                                    Class C:     399,000 Shares

                             SF HOLDINGS GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


Part I - Financial Information



Item 1. Financial Statements (unaudited):                                                      Page
        Consolidated Condensed Balance Sheets as of December 27, 1998
           and July 26, 1998 (audited)                                                          3

        Consolidated Statements of Operations and Comprehensive Income (Loss)
            for the thirteen weeks ended December 27, 1998 and January 25, 1998                 4

        Consolidated Statements of Cash Flows for the thirteen weeks ended
            December 27, 1998 and January 25, 1998                                              5

        Notes to Consolidated Financial Statements                                              6


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                           8


Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K                                                      14

Signatures                                                                                     16


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                                                     December 27,        July 26,
                                                                                         1998             1998
                                                                                     -------------    -------------
                                                                                     (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                             $ 3,638         $ 20,703
    Cash in escrow                                                                          7,349            6,819
    Accounts receivable, less allowance for doubtful
      accounts of $2,596 and $3,569, respectively                                         112,039          120,112
    Due from affiliates                                                                     5,469            1,313
    Inventories                                                                           153,766          168,493
    Deferred income taxes                                                                  17,268           17,322
    Other current assets                                                                   21,929           20,026
                                                                                     -------------    -------------
         Total current assets                                                             321,458          354,788
Property, plant and equipment, net                                                        414,305          430,150
Goodwill, net                                                                              99,683           94,865
Deferred income taxes                                                                      37,979           32,572
Other assets, net                                                                          30,301           31,436
                                                                                     -------------    -------------
TOTAL ASSETS                                                                             $903,726         $943,811
                                                                                     =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                                      $ 62,899         $ 78,013
   Accrued expenses                                                                       104,351          117,426
   Current maturities of long-term debt                                                     3,972            3,825
                                                                                     -------------    -------------
      Total current liabilities                                                           171,222          199,264
Long-term debt                                                                            621,884          619,143
Other liabilities                                                                          62,705           61,865
Deferred income taxes                                                                       5,382            4,771
                                                                                     -------------    -------------
      Total liabilities                                                                   861,193          885,043
Exchangeable preferred stock                                                               32,601           30,680
Minority interest in subsidiary                                                             1,743            3,020
Redeemable common stock                                                                     2,166            2,139
Stockholders' equity                                                                        6,023           22,929
                                                                                     =============    =============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $903,726         $943,811
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





                             SF HOLDINGS GROUP, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)
                                 (in thousands)

                                                                              Thirteen Weeks Ended
                                                                    --------------------------------------
                                                                        December 27,       January 25,
                                                                            1998               1998
                                                                        -------------       --------------
Net sales                                                                  $ 272,803             $ 66,016
Cost of goods sold                                                           246,351               53,492
                                                                        -------------       --------------
     Gross profit                                                             26,452               12,524

Selling, general and administrative expenses                                  24,500                8,776
Other (income) expense, net                                                      239                 (309)
                                                                        -------------       --------------
     Income from operations                                                    1,713                4,057
Interest expense (net of interest income
 of $307 and $141)                                                            16,477                3,067
                                                                        -------------       --------------
     Income (loss) before income taxes and minority interest                 (14,764)                 990
Income taxes (benefit) provision                                              (5,590)                 417
Minority interest in subsidiary's loss                                          (729)                   -
                                                                        -------------       --------------
     Net income (loss)                                                        (8,445)                 573
Payment-in-kind dividends on exchangeable preferred stock                      1,157                    -
                                                                        =============       ==============
     Net income (loss) applicable to common stock                           $ (9,602)               $ 573
                                                                        =============       ==============

Statements of comprehensive income (loss):
     Net income (loss)                                                      $ (8,445)               $ 573
     Other comprehensive income, net of income tax:
       Minimum pension liability adjustment                                    1,343                    -
       Foreign translation adjustment                                           (263)                   -
                                                                        -------------       --------------
     Total comprehensive income (loss)                                      $ (7,365)               $ 573
                                                                        =============       ==============



                 See notes to consolidated financial statements.





                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                             Thirteen Weeks Ended
                                                                  --------------------------------------
                                                                      December 27,       January 25,
                                                                          1998               1998
                                                                       -------------       -------------
Operating activities:
 Net income (loss)                                                         $ (8,445)              $ 573
Adjustments  to  reconcile  net  income  (loss)  to net cash used in  operating activities:
   Depreciation and amortization                                             13,982               1,475
   Interest capitalized on debt                                               2,664                   -
   Provision for doubtful accounts                                               19                  37
   Deferred income taxes                                                     (5,909)               (251)
   Gain on building and equipment dispositions                                 (112)               (308)
   Minority interest in subsidiary's loss                                      (729)                  -
   Changes in assets and liabilities:
      Accounts receivable                                                     4,361               5,851
      Due from affiliates                                                    (4,537)             (1,035)
      Inventories                                                            16,522               3,910
      Other current assets                                                     (287)                 37
      Accounts payable and accrued expenses                                  (5,396)                499
      Other                                                                   1,802                (108)
                                                                       -------------       -------------
    Net cash provided by operating activities                                13,935              10,680
                                                                       -------------       -------------

Investing activities:
 Capital expenditures                                                       (15,624)             (2,387)
 Proceeds from building and equipment dispositions                            3,131                 219
 Payments for business acquisitions                                               -              (6,712)
                                                                       -------------       -------------
   Net cash used in investing activities                                    (12,493)             (8,880)
                                                                       -------------       -------------

Financing activities:
 Net decrease in revolving credit borrowings                                 (5,168)             (2,020)
 Repayments of long-term debt                                                  (381)               (159)
 Redemption of Fonda's common stock                                               -              (1,436)
 Debt issuance costs                                                              -                   -
 Decrease in escrow cash                                                     (1,885)                  -
                                                                       -------------       -------------
   Net cash used in financing activities                                     (7,434)             (3,615)
                                                                       -------------       -------------
Net decrease in cash                                                         (5,992)             (1,815)
Cash and cash equivalents, beginning of period                                9,630               2,339
                                                                       -------------       -------------
Cash and cash equivalents, end of period                                    $ 3,638               $ 524
                                                                       =============       =============

Supplemental cash flow information:
Cash paid during the period for:
   Interest                                                                 $ 2,994               $ 204
   Income taxes, net of refunds                                             $ 2,255               $ 169


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

         The information included in the foregoing interim consolidated financial statements of the Company are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for these periods. Results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 26, 1998 and its transition report on Form 10-Q for the nine week period ended September 27, 1998.

         On October 22, 1998, the Board of Directors of SF Holdings and Fonda approved a change in their respective fiscal year ends from a fifty-two or fifty-three week period which ends on the last Sunday in July to the same number of weekly periods which end on the last Sunday in September. The nine-week transition period ending September 27, 1998 was not part of the fiscal year ended July 26, 1998 and will not be part of Fiscal 1999, which will end on September 26, 1999.

         The following summarized, pro forma results of operations assume the Company's acquisitions in Fiscal 1998 occurred as of the beginning of the period (in thousands).

                                                      Thirteen Weeks
                                                          Ended
                                                     January 25, 1998
                                                  -----------------------
          Net sales                                   $ 265,166
          Net loss                                    $  (8,632)

2.  CASH IN ESCROW

         Cash received by Sweetheart as proceeds from the sale of assets is restricted to qualified capital expenditures under Sweetheart's indenture agreement, and is held in escrow until utilized.

3.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                 December 27,       July 26,
                                                     1998             1998
                                                 -------------    -------------
     Raw materials and supplies                      $ 46,826         $ 43,998
     Work-in-process                                    7,732            9,456
     Finished goods                                    99,208          115,039
                                                 =============    =============
                                                    $ 153,766        $ 168,493
                                                 =============    =============

4.  RELATED PARTY TRANSACTIONS

         In December 1998, Fonda entered into an Exclusive Manufacture and Supply Agreement (the "Manufacture and Supply Agreement") with Creative Expressions Group ("CEG"), an affiliate. Pursuant to such agreement, Fonda will manufacture and supply all of CEG's requirements for, among other items, disposable paper plates, cups, napkins and tablecovers. Fonda sells such manufactured products to CEG in accordance with a formula based on cost.

         Also in December 1998, Fonda purchased certain manufacturing assets from CEG for $4.9 million and in a separate transaction, purchased certain paper plate manufacturing assets from Sweetheart Holdings Inc., an affiliate, for $2.4 million. An independent appraisal was obtained, for each transaction, to determine the fairness of the respective purchase prices. The Company believes the terms on which such assets were purchased and/or sold are at least as favorable as those it could have obtained from unrelated third parties and were negotiated on an arm's length basis. The purchase of assets by Fonda from Sweetheart was eliminated in consolidation.


5.  CONTINGENCIES

         On January 11, 1999, the United States Supreme Court denied plaintiff's petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation. The court has decided that the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") was lawfully terminated. Sweetheart is in the process of determining the timing and amount of total payouts for which the Plan is liable. The initial estimate of the total termination liability exceeds assets set aside in the Plan by approximately $17 million, which has been fully reserved. Sweetheart expects to fund such payments within the next nine months. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         The following discussion for the Company contains forward-looking statements which involve risks and uncertainties. The Company's actual results or future events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, raw material costs, labor market conditions, the highly competitive nature of the industry, general economic and business conditions, and developments with respect to contingencies.

         As a result of the change in the fiscal year from the fifty-two or fifty-three week period which ends on the last Sunday in July to the same number of weekly periods which end on the last Sunday in September, the quarterly comparisons are between the thirteen weeks ended December 27, 1998 (the "1999 First Fiscal Quarter") and the thirteen weeks ended January 25, 1998 (the "1998 Second Fiscal Quarter").

General

         SF Holdings Group, Inc. ("SF Holdings") conducts all of its operations through its principal operating subsidiaries, Sweetheart Holdings Inc. ("Sweetheart") and The Fonda Group, Inc. ("Fonda") (collectively, the "Company") and therefore has no significant cash flows independent of such subsidiaries.

         The investment in Sweetheart was consummated on March 12, 1998 and was accounted for as a purchase. As a result, the financial information with respect to the 1998 Second Fiscal Quarter contained herein does not reflect Sweetheart's results of operations. Accordingly, such financial information is not necessarily indicative of the results of operations that would have been achieved had the investment in Sweetheart been consummated by the Company at the beginning of such period or which may be achieved in the future. For more information regarding Sweetheart's results of operations, reference is made to Sweetheart's annual report on Form 10-K for the fiscal year ended September 27, 1998 and its quarterly report on Form 10-Q for the thirteen week period ending December 27, 1998.

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

Recent Developments
         In connection with the License Agreement, Fonda and Creative Expressions Group ("CEG"), an affiliate, entered into an Exclusive Manufacture and Supply Agreement in December 1998 (the "Manufacture and Supply Agreement"). Pursuant to the Manufacture and Supply Agreement, Fonda will manufacture and supply all of CEG's requirements for, among other items, disposable paper plates, cups, napkins and tablecovers. Fonda sells such manufactured products to CEG in accordance with a formula based on cost, as defined in such agreement. The Company believes that such agreement will enable Fonda to increase the utilization of its manufacturing capacity. Pursuant to the License Agreement, CEG has the right, among other things, to distribute certain products previously distributed by Fonda and in exchange therefor, Fonda receives a royalty of 5% of CEG's cash flow as determined in accordance with a formula specified in such agreement.

        Results of Operations

                                                                           Thirteen Weeks Ended
                                                            -------------------------------------------------------
                                                                  December 27,                 January 25,
                                                                     1998                          1998
                                                            -------------------------     -------------------------
                                                              Amount      % of Net Sales    Amount     % of Net Sales
                                                            ------------ ----------------------------  ----------------
                                                                              (Dollars in millions)
Net sales                                                       $ 272.8        100.0 %        $ 66.0         100.0 %
Cost of goods sold                                                246.4         90.3            53.5          81.0
                                                            ------------ ------------     -----------  ------------
   Gross profit                                                    26.5          9.7            12.5          19.0
Selling, general and
   administrative expenses                                         24.5          9.0             8.8          13.3
Other (income) expense, net                                         0.2          0.1            (0.3)         (0.5)
                                                            ------------ ------------     -----------  ------------
   Income from operations                                           1.7          0.6             4.1           6.1
Interest expense, net                                              16.5          6.0             3.1           4.6
                                                            ------------ ------------     -----------  ------------
   Income (loss) before taxes                                     (14.8)        (5.4)            1.0           1.5
Income tax (benefit) provision                                     (5.6)        (2.0)            0.4           0.6
Minority interest in subsidiary's loss                             (0.7)        (0.3)              -             -
                                                            ------------ ------------     -----------  ------------
   Net income (loss)                                             $ (8.4)        (3.1)%         $ 0.6           0.9 %
                                                            ============ ============     ===========  ============


Thirteen Weeks Ended December 27, 1998 Compared to January 25, 1998
         Net sales were $272.8 million in the 1999 First Fiscal Quarter (including $203.8 million as a result of the consolidation of Sweetheart) and $66.0 million in the 1998 Second Fiscal Quarter. The 1998 Second Fiscal Quarter included $4.2 million of net sales of tissue mill products relating to operations that were sold in March 1998. Sales volume in Fonda's converting operations increased 32.3% in the consumer market and decreased 1.6% in the institutional market. Average selling prices decreased 9.5% in the consumer market and increased 8.8% in the institutional market. The increased volume in the consumer market was primarily due to the effects of seasonality resulting from comparing the 1999 First Fiscal Quarter (which includes the four week period in October 1998) with the 1998 Second Fiscal Quarter (which includes the four week period in January 1998). Sales in Fonda's converting operations were $6.3 million higher in the four weeks of October 1998 compared to the four weeks of January 1998. The reduction in selling prices in the consumer market primarily results from lower pricing of certain products sold to CEG. This reduction in selling prices reflects cost savings from the License Agreement as well as savings that Fonda expects to realize in future periods upon full implementation of the Manufacture and Supply Agreement. In the institutional market, the increase in selling prices and reduction in sales volume was primarily due to a change in sales mix, whereby Fonda emphasized the sale of value added converted tissue products rather than commodity products.

         Gross profit was $26.5 million in the 1999 First Fiscal Quarter (including $14.3 million as a result of the consolidation of Sweetheart) and $12.5 million in the 1998 Second Fiscal Quarter. As a percentage of net sales, gross profit decreased from 19.0% in the 1998 Second Fiscal Quarter to 9.7% in the 1999 First Fiscal Quarter primarily due to lower margins at Sweetheart. In addition, Fonda's gross margins in the 1999 First Fiscal Quarter were adversely affected by reduced selling prices of consumer products, described above, and are expected to improve in future periods upon full implementation of the Manufacture and Supply Agreement, however, there can be no assurance that such will occur.

         Selling, general and administrative expenses were $24.5 million in the 1999 First Fiscal Quarter (including $15.9 million as a result of the consolidation of Sweetheart) and $8.8 million in the 1998 Second Fiscal Quarter. As a percentage of net sales, selling, general and administrative expenses decreased from 13.3% in the 1998 Second Fiscal Quarter to 9.0% in the 1999 First Fiscal Quarter. The decrease as a percentage of net sales was primarily due to the effects of consolidating Sweetheart, for which selling, general and administrative costs as a percentage of net sales are historically lower than at Fonda due to economies of scale. In addition, the percentage reduction was also impacted at Fonda by the reduction in selling, marketing and distribution costs due to the License Agreement, as well as the closure of an administrative office. Such decreases were partially offset by the sale of Fonda's tissue mill operation, for which selling, general and administrative costs were low relative to net sales.

         Income from operations was $1.7 million in the 1999 First Fiscal Quarter (including an operating loss of $1.8 million as a result of the consolidation of Sweetheart) and $4.1 million in the 1998 Second Fiscal Quarter due to the reasons discussed above and other income realized in the 1998 Second Fiscal Quarter from the sale of equipment by Fonda.

         Interest expense, net of interest income was $16.5 million in the 1999 First Fiscal Quarter (including $13.7 million as a result of the consolidation of Sweetheart and financing thereof) and $3.1 million in the 1998 Second Fiscal Quarter.

         The effective tax rate was 37.9% in the 1999 First Fiscal Quarter, which reflects certain non-deductible costs relating to the investment in Sweetheart and the related financing, and 42% in the 1998 Second Fiscal Quarter. As a result of the above and the addback of minority interest representing 10% of Sweetheart's historical loss, the net loss was $8.4 million in the 1999 First Fiscal Quarter compared to net income of $.6 million in the 1998 Second Fiscal Quarter.

Liquidity and Capital Resources
         Historically, the Company's subsidiaries have relied on cash flow from operations and borrowings to finance their respective working capital requirements, capital expenditures and acquisitions. In addition, Sweetheart has been funding a majority of its capital expenditures from the sale of assets.

         Net cash provided operating activities in 1999 First Fiscal Quarter was $13.9 million (including $12.4 million relating to the consolidation of Sweetheart) compared to $10.7 million in the 1998 Second Fiscal Quarter. Excluding the effects of consolidating Sweetheart, the reduction in cash provided by operations is primarily due to the seasonal reduction in working capital in January 1998, which was included in the 1998 Second Fiscal Quarter, and a buildup in amounts due from affiliates resulting from the implementation of the License Agreement.

         Capital expenditures were $15.6 million, including $5.5 million at Sweetheart for new production equipment and $4.9 million at Fonda to purchase converting equipment. See Note 3 of Notes to Financial Statements. The remainder of capital expenditures was primarily for routine capital improvements.

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

         The $120 million principal amount of the Fonda Notes is payable on February 28, 2007 and interest is payable semi-annually in arrears. Fonda may, at its election, redeem the Fonda Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.75% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The Fonda Notes provide that upon the occurrence of a Change of Control (as defined therein), the holders thereof will have the option to require the redemption of the Fonda Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

         Fonda's revolving credit facility, which matures on March 31, 2000, provides up to $50 million borrowing capacity, is collateralized by eligible accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. At December 27, 1998, there was no outstanding balance and $35.5 million was the maximum advance available based upon eligible collateral. At December 27, 1998, borrowings were available at a bank's prime rate plus .25% or at LIBOR plus 2.25%.

         Sweetheart's revolving credit facility, as amended, provides for borrowings in an amount of up to $135.0 million, subject to borrowing base limitations (the "Sweetheart U.S. Credit Facility"). Borrowings under the Sweetheart U.S. Credit Facility mature on September 30, 2000 and as of December 27, 1998, $11.9 million is available. Borrowings under the Sweetheart U.S. Credit Facility bear interest, at Sweetheart's election, at a rate equal to LIBOR plus 2.25%, or a bank's base rate plus 1.00%. The Sweetheart U.S. Credit Facility is secured by accounts receivable, inventory, equipment, intellectual property, general intangibles and the proceeds on the sale of any of the foregoing. On June 15, 1998, a Canadian subsidiary of Sweetheart refinanced its then existing term loan and revolving credit facility and entered into a new term loan and revolving credit facility agreement which provides for a term loan facility of up to Cdn $10.0 million and a revolving credit facility of up to Cdn $10.0 million (the "Sweetheart Canadian Credit Facility and with the Sweetheart U.S. Credit Facility, the "Sweetheart Credit Facilities"). Term loan borrowings under the Sweetheart Canadian Credit Facility are payable quarterly through May 2001 and revolving credit borrowings and term loan borrowings have a final maturity date of June 15, 2001. As of December 27, 1998, Cdn $1.7 million (approximately $1.1 million) was available under such facility. The Sweetheart Canadian Credit Facility is secured by all of the existing and after acquired real and personal, tangible assets of such Canadian subsidiary and the net proceeds on the sale of any of the foregoing. Borrowings under the Sweetheart Canadian Credit Facility bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings, and an index rate plus 2.50% with respect to the term loan borrowings.

         The Sweetheart Notes include: (i) $190.0 million of 9 5/8% Senior Secured Notes due September 1, 2000 (the "Sweetheart Secured Notes") and (ii) $110.0 million of 10 1/2% Senior Subordinated Notes due September 1, 2003 (the "Sweetheart Subordinated Notes"). Sweetheart may, at its election, redeem the Sweetheart Secured Notes at any time at a redemption price equal to a percentage (currently 101.604% and declining to 100% after August 31, 1999) of the principal amount, plus accrued interest. The Sweetheart Secured Notes are secured by mortgages on the real property owned by Sweetheart. Payment of principal and interest on the Sweetheart Subordinated Notes is subordinate to Senior Indebtedness (as defined therein), which includes the Sweetheart U.S. Credit Facility and the Sweetheart Secured Notes. Sweetheart may, at its election, redeem the Sweetheart Subordinated Notes at any time at a redemption price equal to a percentage (103.938% and declining in annual increments to 100% after August 31, 2001) of the principal amount, plus accrued interest. The Sweetheart Notes provide that upon the occurrence of a Change of Control (as defined therein) the holders will have the option to require the redemption of the Sweetheart Notes at a redemption price equal to 101% of the principal amount, plus accrued interest.

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


         Fonda has reinvested amounts in excess of $10 million from the sale of its tissue mill, within the required time period, as specified in accordance with the asset sale covenant under the indenture governing Fonda's Notes.

         During the 1999 First Fiscal Quarter, the Company did not incur material costs for compliance with environmental law and regulations.

         In January 1999, the Company was notified that the United States Supreme Court had denied plaintiffs' petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation. The court has decided that the Lily-Tulip Salary Retirement Plan (the "Plan") was lawfully terminated. The Company is in the process of determining the timing and amount of total payouts for which the Plan is liable. The initial estimate of the total termination liability exceeds assets set aside in the Plan by approximately $17 million, which amount has been fully reserved by the Company. The Company expects to fund such payments within the next nine months. The Company's operating plan contemplates that cash generated by operations and amounts available under the Company's credit facilities will be sufficient to make the required payments under the Plan when due. However, there can be no assurance that the Company will achieve its operating plan and have the necessary cash to make these payments. Failure by the Company to make such payments will have a material adverse effect on the Company and its financial condition.

         The Company believes that cash generated by each of Fonda's and Sweetheart's operations, combined with amounts available under its respective credit facilities as well as funds generated by asset sales by Sweetheart should be sufficient to fund each of Fonda's and Sweetheart's respective capital expenditures needs, debt service requirements and working capital needs, including Sweetheart's termination liabilities under the Plan, for the foreseeable future.

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

         Fonda has completed the assessment phase, in which it has identified potential Year 2000 issues, including those with respect to information technology systems, technology embedded within equipment Fonda uses as well as equipment that interfaces with vendors and other third parties. Fonda has also completed the upgrade of its hardware and software systems which run most of Fonda's data processing and financial reporting software applications and has consolidated certain of its in-house developed computer systems into the upgraded systems. In addition, Fonda is working with vendors to ensure that its telephone systems and other embedded technologies are Year 2000 compliant. The telephone system is expected to be Year 2000 compliant by May 1999. EDI trading partners have been contacted, and other key business partners are in the process of being contacted, to ensure that key business transactions will be Year 2000 compliant. Furthermore, in the event Fonda is unable to meet certain key operational dates, the Company believes its systems that are already Year 2000 compliant, as well as temporary solutions to systems that are currently in place, and manual procedures would allow Fonda to ship product to customers and engage in other critical business functions.

         Sweetheart has completed the assessment phase, in which it has identified potential Year 2000 issues with respect to information technology systems, as well as equipment that interfaces with vendors and third parties, and developed a compliance project for its hardware, operating systems and application systems. Sweetheart has also completed the hardware and operating systems conversion. With respect to the application phase, Sweetheart is compliant in its planning, order management and warehousing systems. Manufacturing systems are in final testing and are expected to be compliant by April 1999. Financial, corporate and in-house developed systems are scheduled for compliance by July 1999. Sweetheart has completed its internal assessment phase for technology embedded within equipment and is awaiting responses from certain vendors. Sweetheart believes a significant portion of its manufacturing equipment is not affected by Year 2000 issues due to its operations use, or was compliant when purchased. Sweetheart has or is in the process of contacting key vendors and business partners, to ensure that key business transactions will be Year 2000 compliant. Furthermore, in the event Sweetheart is unable to meet certain key operational dates, Sweetheart believes its already compliant Year 2000 systems for planning, order management and warehouse management, together with manual systems, would allow Sweetheart to ship products to customers and engage in other critical business functions.

         As of February 1, 1999, Sweetheart and Fonda estimate the total cost of their respective Year 2000 program at $2.7 million and $3.2 million, respectively. Sweetheart has spent $2.0 million as of December 27, 1998, including $.8 million in the thirteen weeks ended December 27, 1998. Fonda has spent $2.2 million as of December 27, 1998, including $1.0 million in the 1999 First Fiscal Quarter. Expenditures have been, and are expected to be, funded from cash flows from the respective company's operations, available cash, borrowings under each company's respective credit facility, or by lease. However, there can be no assurance that Sweetheart or Fonda will identify all Year 2000 issues in their computer systems in advance of their occurrence or that they will be able to successfully remedy all problems that are discovered. Failure by Sweetheart or Fonda and/or their significant vendors and customers to complete Year 2000 compliance programs in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems which could cause fluctuations in the Company's revenues and operating profitability.

Net Operating Loss Carryforwards
         As of September 27, 1998, Sweetheart had approximately $202 million of net operating loss carryforwards ("NOLs") which expire at various dates through 2018. Although the Company expects that sufficient taxable income will be generated in the future to realize these NOLs, there can be no assurance future taxable income will be generated to utilize such NOLs.

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

          4.4 Registration Rights Agreement, dated as of March 20, 1998, between the Company, American Industrial Partners Management Company, Inc. ("AIPM") and Bear, Stearns & Co. Inc.

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

          10.8 Assignment and Assumption Agreement, dated as of March 12, 1998, between SF Holdings and Fonda.

          10.9 Stockholders Agreement, dated as of March 20, 1998, between the Company and Bear, Stearns & Co. Inc.

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

          27.1      * Financial Data Schedule.


      ----------------
      *  filed herein.

(b) A report on Form 8-K was filed on October 30, 1998 under item 8 for the change in the Company's fiscal year-end from the last Sunday in July to the last Sunday in September.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: February 10, 1999

                                     SF HOLDINGS GROUP, INC.



                                     By:  /s/ HANS H. HEINSEN
                                         ---------------------
                                                  Hans H. Heinsen
                                     Senior Vice President, Chief Financial
                                     Officer and Treasurer (Principal Financial
                                     And Accounting Officer)