Form 10-Q
period 1999-03-28
SF HOLDINGS GROUP INC
filed 1999-05-12
CIK 1059697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
        (mark one)
           [X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the twenty-six weeks ended March 28, 1999
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-50683
                             SF Holdings Group, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                             13-3990796
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                 Identification
Number)

                               373 Park Ave. South
                               New York, NY 10016
                                 (212) 779-7448
   (Address and telephone number of registrant's principal executive offices)

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


         Common Stock, $.001 par value, as of May 1, 1999:     Class A:     5,625,838 Shares
                                                               Class B:     564,586 Shares
                                                               Class C:     399,000 Shares

                             SF HOLDINGS GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


Part I - Financial Information


Item 1. Financial Statements (unaudited):                                       Page

        Consolidated Condensed Balance Sheets as of March 28, 1999
           and July 26, 1998 (audited)                                             3

        Consolidated Statements of Operations and Comprehensive Income (Loss)
            for the thirteen and twenty-six weeks ended March 28, 1999
            and April 26, 1998                                                     4

        Consolidated Statements of Cash Flows for the twenty-six weeks ended
            March 28, 1999 and April 26, 1998                                      5

        Notes to Consolidated Financial Statements                                 6


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                              8


Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K                                         15

Signatures                                                                        15


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                                                       March 28,        July 26,
                                                                                         1999             1998
                                                                                     -------------    -------------
                                                                                     (unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                                                             $ 6,058         $ 20,703
    Cash in escrow                                                                          1,594            6,819
    Accounts receivable, less allowance for doubtful
      accounts of $2,396 and $3,569, respectively                                         115,493          120,112
    Due from affiliates                                                                     6,442            1,313
    Inventories                                                                           170,094          168,493
    Deferred income taxes                                                                  17,032           17,322
    Other current assets                                                                   21,959           20,026
                                                                                     -------------    -------------
         Total current assets                                                             338,672          354,788
Property, plant and equipment, net                                                        411,191          430,150
Goodwill, net                                                                              99,788           94,865
Deferred income taxes                                                                      43,031           32,572
Other assets, net                                                                          29,010           31,436
                                                                                     -------------    -------------
TOTAL ASSETS                                                                            $ 921,692        $ 943,811
                                                                                     =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                      $ 87,838         $ 78,013
   Accrued expenses                                                                        97,017          117,426
   Current maturities of long-term debt                                                     3,996            3,825
                                                                                     -------------    -------------
      Total current liabilities                                                           188,851          199,264
Long-term debt                                                                            627,899          619,143
Other liabilities                                                                          65,772           61,865
Deferred income taxes                                                                       5,429            4,771
                                                                                     -------------    -------------
      Total liabilities                                                                   887,951          885,043
Exchangeable preferred stock                                                               33,809           30,680
Minority interest in subsidiary                                                             1,224            3,020
Redeemable common stock                                                                     2,182            2,139
Stockholders' equity (deficit)                                                             (3,474)          22,929
                                                                                     =============    =============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 921,692        $ 943,811
                                                                                     =============    =============


                 See notes to consolidated financial statements.


                                             SF HOLDINGS GROUP, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                                  (unaudited)
                                                 (in thousands)

                                                   Thirteen Weeks Ended                Twenty-six Weeks Ended
                                              --------------------------------     --------------------------------
                                                 March 28,         April 26,          March 28,         April 26,
                                                   1999              1998               1999              1998
                                              --------------    --------------     --------------    --------------

Net sales                                          $253,450          $115,525           $526,253          $181,541
Cost of goods sold                                  226,386           101,856            472,737           155,362
                                              --------------    --------------     --------------    --------------
     Gross profit                                    27,064            13,669             53,516            26,179
Selling, general and
  administrative expenses                            24,429            12,478             48,929            21,240
Other (income) expense, net                             271            (6,896)               510            (7,206)
                                              --------------    --------------     --------------    --------------
     Income from operations                           2,364             8,087              4,077            12,145
Interest expense, net                                16,172             6,928             32,649             9,995
                                              --------------    --------------     --------------    --------------
     Income (loss) before income taxes              (13,808)            1,159            (28,572)            2,150
 Income taxes provision (benefit)                    (5,228)              802            (10,818)            1,076
Minority interest in subsidiary's loss                 (519)           (1,425)            (1,248)           (1,425)
                                              --------------    --------------     --------------    --------------
     Net income (loss)                               (8,061)            1,782            (16,506)            2,499
Payment-in-kind dividends on
 exchangeable preferred stock                         1,208               573              2,365               573
                                              --------------    --------------     --------------    --------------
     Net income (loss) applicable to
       common stock                                $ (9,269)          $ 1,209           $(18,871)          $ 1,926
                                              ==============    ==============     ==============    ==============

Statements of comprehensive income (loss):
     Net income (loss)                             $ (8,061)          $ 1,782           $(16,506)          $ 2,499
     Other comprehensive income, net of income tax:
       Minimum pension liability adjustment            (454)                -                889                 -
       Foreign translation adjustment                   252                93                (11)               93
                                              --------------    --------------     --------------    --------------
                                                       (202)               93                878                93
                                              --------------    --------------     --------------    --------------
     Total comprehensive income (loss)             $ (8,263)          $ 1,875           $(15,628)          $ 2,592
                                              ==============    ==============     ==============    ==============




                See notes to consolidated financial statements.

                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                            Twenty-six Weeks Ended
                                                                       ---------------------------------
                                                                         March 28,            April 26,
                                                                           1999                 1998
                                                                       -------------       -------------

Operating activities:
 Net income (loss)                                                        $ (16,506)            $ 2,499
Adjustments to reconcile net  income (loss) to net cash
     used in operating activities:
   Depreciation and amortization                                             28,180               5,466
   Interest capitalized on debt                                               5,353               1,318
   Provision for doubtful accounts                                              162                  42
   Deferred income taxes                                                    (10,123)             (1,367)
   Gain on building and equipment dispositions                                 (170)             (9,613)
   Minority interest in subsidiary's loss                                    (1,248)             (1,425)
   Changes in assets and liabilities:
      Accounts receivable                                                       240                 215
      Due from affiliates                                                    (5,603)               (920)
      Inventories                                                               194               5,235
      Other current assets                                                     (317)               (353)
      Accounts payable and accrued expenses                                  12,409               5,344
      Other                                                                   3,971              (1,600)
                                                                       -------------       -------------
    Net cash provided by operating activities                                16,542               4,841
                                                                       -------------       -------------

Investing activities:
 Capital expenditures                                                       (26,799)             (5,110)
 Proceeds from business and equipment dispositions                            5,210              21,157
 Payments for business acquisitions                                               -            (101,901)
 Other                                                                            -               1,931
                                                                       -------------       -------------
   Net cash used in investing activities                                    (21,589)            (83,923)
                                                                       -------------       -------------

Financing activities:
 Net decrease in revolving credit borrowings                                 (1,670)             (4,349)
 Proceeds from long-term debt                                                     -              77,538
 Repayments of long-term debt                                                  (725)               (319)
 Proceeds from issuance of exchangeable preferred stock                           -              15,000
 Redemption of Fonda's common stock                                               -              (1,436)
 Debt issuance costs                                                              -              (3,507)
 Decrease in escrow cash                                                      3,870               1,403
 Other                                                                            -                 371
                                                                       -------------       -------------
   Net cash provided by financing activities                                  1,475              84,701
                                                                       -------------       -------------
Net increase (decrease) in cash                                              (3,572)              5,619
Cash and cash equivalents, beginning of period                                9,630               2,339
                                                                       -------------       -------------
Cash and cash equivalents, end of period                                    $ 6,058             $ 7,958
                                                                       =============       =============

Supplemental cash flow information:
 Cash paid during the period for:
   Interest                                                                 $26,220               $ 204
   Income taxes, net of refunds                                             $ 2,323               $ 169



                 See notes to consolidated financial statements.

                             SF HOLDINGS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         SF Holdings Group, Inc. ("SF Holdings"), is a holding company that conducts its operations through its principal operating subsidiaries, Sweetheart Holdings Inc. ("Sweetheart") and The Fonda Group, Inc. ("Fonda") (collectively, the "Company"), and therefore has no significant cash flows independent of such subsidiaries. The instruments governing the indebtedness of Sweetheart and Fonda contain numerous restrictive covenants that restrict Sweetheart and Fonda's ability to pay dividends or make other distributions to SF Holdings or to each other. The Company believes that the combined operations of its subsidiaries makes the Company one of the three largest converters and marketers of disposable food service and food packaging products in North America.

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

3.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                March 28,         July 26,
                                                   1999             1998
                                               -------------    -------------

     Raw materials and supplies                    $ 48,154         $ 43,998
     Work-in-process                                  8,585            9,456
     Finished goods                                 113,355          115,039
                                               -------------    -------------
                                                  $ 170,094        $ 168,493
                                               =============    =============


4.  RELATED PARTY TRANSACTIONS

         In December 1998, Fonda entered into an Exclusive Manufacture and Supply Agreement (the "Manufacture and Supply Agreement") with Creative Expressions Group ("CEG"), an affiliate. Pursuant to such agreement, Fonda manufactures and supplies all of CEG's requirements for, among other items, disposable paper plates, cups, napkins and tablecovers. Fonda sells such manufactured products to CEG in accordance with a formula based on cost. Also in December 1998, Fonda purchased certain manufacturing assets from CEG for $4.9 million and entered into operating leases, whereby the Company leases to CEG certain non-manufacturing assets for annual lease income of $.1 million. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms. The Company believes the terms on which it (i) manufactures and supplies product for CEG, (ii) purchased manufacturing assets from CEG, and (iii) leased non-manufacturing assets to CEG are at least as favorable as those it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         In December 1998, Fonda purchased certain paper plate manufacturing assets from Sweetheart for $2.4 million. In February 1999, Fonda entered into a five year operating lease with Sweetheart, whereby Fonda leases certain paper cup manufacturing assets to Sweetheart with a net book value of $1.3 million for annual lease income of $.2 million. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms. The Company believes the terms on which Fonda purchased manufacturing assets from Sweetheart and leases manufacturing assets to Sweetheart are at least as favorable as those it could have obtained from unrelated third parties and were negotiated on an arm's length basis. The purchase of assets by Fonda from Sweetheart was eliminated in consolidation.


5.  CONTINGENCIES

         On January 11, 1999, the United States Supreme Court denied plaintiffs' petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation. The court has decided that the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") was lawfully terminated. Sweetheart is in the process of determining the amount of total payouts for which the Plan is liable. The initial estimate of the total termination liability exceeds assets set aside in the Plan by approximately $17 million, which has been fully reserved. Sweetheart expects to fund such payments within the next six months. On April 27, 1999, the plaintiffs filed a motion in U.S. district court for reconsideration of the court's dismissal without appropriate relief, and a motion for attorney's fees with a request for delay in determination of entitlement of such fees. Management is currently reviewing these motions to determine what effect, if any, they may have on the payments referred to above. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         The following discussion for the Company contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance or achievements of the Company to be materially different from those anticipated in these forward-looking statements. Such risks and uncertainties include, but are not limited to, the highly competitive nature of the industry, raw material costs and fluctuations in demand for the Company's products due in part to general economic and business conditions.

General
         SF Holdings Group, Inc. ("SF Holdings") conducts all of its operations through its principal operating subsidiaries, Sweetheart Holdings Inc. ("Sweetheart") and The Fonda Group, Inc. ("Fonda") (collectively, the "Company") and therefore has no significant cash flows independent of such subsidiaries. Debt instruments of Fonda and Sweetheart restrict each subsidiary's ability to pay dividends or make other distributions to SF Holdings or each other.

         As a result of the change in Fonda's fiscal year from the fifty-two or fifty-three week period which ends on the last Sunday in July to the same number of weekly periods which end on the last Sunday in September, the quarterly comparisons for Fonda are between the thirteen and twenty-six week periods ended March 28, 1999 (the "1999 Fonda Thirteen Week Period" and the "1999 Fonda Twenty-six Week Period") and the same number of weekly periods ended April 26, 1998 (the "1998 Fonda Thirteen Week Period" and the "1998 Fonda Twenty-six Week Period").

         Fonda's sales and income from operations are historically lowest in January and February. As a result, the four week period in January (which is included in the 1999 Fonda Thirteen Week Period) historically has had lower sales compared to the four week period in April (which is included in the 1998 Fonda Thirteen Week Period). In the twenty-six week comparison, the seasonality effect is reduced as sales in the four week period in October (which is included in the 1999 Fonda Twenty-six Week Period) historically have not been materially different than those in the four week period in April (which is included in the 1998 Fonda Twenty-six Week Period).

         The investment in Sweetheart was consummated on March 12, 1998 and was accounted for as a purchase. As a result, the financial information with respect to the 1998 thirteen week and twenty-six week periods contained herein reflects Sweetheart's results of operations for the period March 12, 1998 to March 31, 1998. For more information regarding Sweetheart's results of operations, reference is made to Sweetheart's annual report on Form 10-K for the fiscal year ended September 27, 1998 and its quarterly report on Form 10-Q for the thirteen and twenty-six week periods ending March 28, 1999.

         Sweetheart and Fonda are converters and marketers of disposable paper, plastic and foam food service and food packaging products. The price of the Company's primary raw materials, including SBS paperboard and plastic resin, historically fluctuates. These fluctuations are generally passed on to customers through price increases or reductions. However, in the short term, the Company is at risk of margin erosion. The severity of such margin erosion depends on various factors including inventory levels at the time of a price change, the timing and frequency of such price changes, and the lead and lag time that generally accompanies the implementation of both raw materials and subsequent selling price changes.

         Each of Fonda and Sweetheart's business is seasonal as away from home consumption of disposable products increases in the late spring and summer. This results in disproportionately higher net income in the last six months of the fiscal year as cost absorption improves from a more profitable sales and production mix.

         In connection with the License Agreement, as described below, Fonda and Creative Expressions Group ("CEG"), an affiliate, entered into an Exclusive Manufacture and Supply Agreement in December 1998 (the "Manufacture and Supply Agreement"). Pursuant to the Manufacture and Supply Agreement, Fonda manufactures and supplies all of CEG's requirements for, among other items, disposable paper plates, cups, napkins and tablecovers.

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

Recent Developments
         Fonda is engaged in an extensive program to improve manufacturing efficiencies and upgrade production capabilities, which includes, among other things, the full implementation of the Manufacture and Supply Agreement and further consolidation of its manufacturing operations (the "Fonda Efficiency Initiatives"). This program has and will continue to result in incremental expenses arising from start-up, training and other related expenses. In connection with the Fonda Efficiency Initiatives, (i) in December 1998, Fonda purchased certain paper plate manufacturing assets from Sweetheart for $2.4 million and (ii) in February 1999, Fonda entered into a five year operating lease whereby it leases certain paper cup manufacturing assets to Sweetheart.


Results of Operations


                                        Thirteen Weeks Ended                          Twenty-six Weeks Ended
                              --------------------------------------------  ---------------------------------------------
                                March 28, 1999        April 26, 1998          March 28, 1999        April 26, 1998
                              -------------------   --------------------    -------------------   --------------------

                                           % of                  % of                    % of                  % of
                                           Net                    Net                    Net                    Net
                                Amount    Sales       Amount     Sales       Amount     Sales       Amount     Sales
                              ----------- -------   ----------- --------    ----------  -------   ----------- --------
                                                                (Dollars in millions)
Net sales                        $ 253.5   100.0 %     $ 115.5    100.0 %     $ 526.3    100.0 %     $ 181.5    100.0 %
Cost of goods sold                 226.4    89.3         101.9     88.2         472.7     89.8         155.4     85.6
                              ----------- -------   ----------- --------    ----------  -------   ----------- --------
Gross profit                        27.1    10.7          13.7     11.8          53.5     10.2          26.2     14.4
Selling, general and
  administrative expenses           24.4     9.6          12.5     10.8          48.9      9.3          21.2     11.7
Other income, net                    0.3     0.1          (6.9)    (6.0)          0.5      0.1          (7.2)    (4.0)
                              ----------- -------   ----------- --------    ----------  -------   ----------- --------
Income from operations               2.4     0.9           8.1      7.0           4.1      0.8          12.1      6.7
Interest expense, net               16.2     6.4           6.9      6.0          32.6      6.2          10.0      5.5
                              ----------- -------   ----------- --------    ----------  -------   ----------- --------
Income (loss) before taxes         (13.8)   (5.4)          1.2      1.0         (28.6)    (5.4)          2.2      1.2
Income tax provision (benefit)      (5.2)   (2.1)          0.8      0.7         (10.8)    (2.1)          1.1      0.6
Minority interest                   (0.5)   (0.2)         (1.4)    (1.2)         (1.2)    (0.2)         (1.4)    (0.8)
                              ----------- -------   ----------- --------    ----------  -------   ----------- --------

Net income (loss)                 $ (8.1)   (3.2)%       $ 1.8      1.5 %     $ (16.5)    (3.1)%       $ 2.5      1.4 %
                              =========== =======   =========== ========    ==========  =======   =========== ========



Thirteen Weeks Ended March 28, 1999 Compared to Thirteen Weeks Ended April 26, 1998
         Net sales increased $137.9 million to $253.5 million in the 1999 thirteen week period. The consolidation of Sweetheart in March 1998 resulted in incremental sales of $146.8 million. The 1998 Fonda Thirteen Week Period included $4.3 million of net sales of tissue mill products relating to operations that were sold in March 1998. Excluding such tissue mill sales, Fonda's net sales decreased $3.7 million due to the effects of seasonality on the quarterly comparison, partially offset by increased sales resulting from the CEG Agreements. Sales volume in Fonda's converting operations increased 17.3% in the consumer market and decreased 1.5% in the institutional market. Average selling prices decreased 18.9% in the consumer market and increased 6.0% in the institutional market. The increased volume in the consumer market was due to the increase in tissue products sold to CEG in accordance with the CEG Agreements. Such increase more than offset the reduction in volume due to the effects of seasonality resulting from comparing the 1999 Fonda Thirteen Week Period (which includes the four week period in January 1999) with the 1998 Fonda Thirteen Week Period (which includes the four week period in April 1998). The reduction in selling prices in the consumer market reflects cost savings from the License Agreement as well as savings that Fonda is beginning to realize and expects to realize more fully in future periods upon full implementation of the Manufacture and Supply Agreement. In the institutional market, the increase in selling prices and reduction in sales volume were primarily due to a change in sales mix, whereby the Company emphasized the sale of value added converted tissue products rather than commodity products.

         Gross profit increased $13.4 million to $27.1 million in the 1999 thirteen week period. The consolidation of Sweetheart resulted in an increase in gross profit of $15.7 million. As a percentage of net sales, gross profit decreased from 11.8% in the 1998 thirteen weeks to 10.7% in the 1999 period primarily due to the effect of lower margins at Sweetheart compared to Fonda. However, Sweetheart's margin improved from 6.7% in the 1998 thirteen week period to 9.7% in the 1999 period due to increased sales volumes and the cost reduction initiatives implemented in the latter part of the 1998 fiscal year. Gross margins in the 1999 Fonda Thirteen Week Period were adversely affected by reduced selling prices of consumer products, described above, as well as excess costs incurred in implementing the Fonda Efficiency Initiatives. Gross margins are expected to improve in future periods upon full implementation of the Fonda Efficiency Initiatives, however, there can be no assurance that such will occur.

         Selling, general and administrative expenses increased $12.0 million to $24.4 million in the 1999 thirteen week period. An increase of $13.6 million of such expenses resulted from the consolidation of Sweetheart. As a percentage of net sales, selling, general and administrative expenses decreased from 10.8% in the 1998 thirteen week period to 9.6% in the 1999 period. The decrease as a percentage of net sales was partially due to the effects of consolidating Sweetheart, for which selling, general and administrative costs as a percentage of net sales are historically lower than at Fonda due to economies of scale. In addition, the percentage reduction was also impacted at Fonda by the reduction in selling and marketing costs due to the License Agreement, as well as the closure of an administrative office.

         Other income, net in the 1998 thirteen week period includes a $9.3 million pre-tax gain from the sale of Fonda's tissue mill operations. The gain was partially offset by $2.1 million of charges at Sweetheart resulting from the acquisition.

         Income from operations was $2.4 million in the 1999 thirteen week period and $8.1 million in the 1998 thirteen week period as a result of the above.

         Interest expense, net of interest income was $16.2 million in the 1999 thirteen week period and $6.9 million in the 1998 thirteen week period. The increase was due to the consolidation of Sweetheart and the related financing thereof.

         The effective tax rate was 37.9% in the 1999 thirteen week period and 57.5% in the 1998 thirteen week period. Both the 1999 and 1998 periods reflect certain non-deductible costs relating to the investment in Sweetheart and the related financing. As a result of the above and the addback of minority interest representing 10% of Sweetheart's historical loss, the net loss was $8.1 million in the 1999 thirteen week period compared to net income of $1.9 million in the 1998 thirteen week period.

Twenty-six Weeks Ended March 28, 1999 Compared to Twenty-six Weeks Ended April 26, 1998
         Net sales increased $344.7 million to $526.3 million in the 1999 twenty-six week period. The consolidation of Sweetheart in March 1998 resulted in incremental sales of $349.5 million. The 1998 Fonda Twenty-six Week Period included $8.6 million of net sales of tissue mill products relating to operations that were sold in March 1998. Excluding such tissue mill sales, net sales increased $3.8 million due primarily to the effects of the CEG Agreements and, to a lesser extent, the effects of seasonality on the twenty-six week comparison. Sales volume in Fonda's converting operations increased 24.5% in the consumer market and decreased 1.5% in the institutional market. Average selling prices decreased 16.5% in the consumer market and increased 5.6% in the institutional market. The increased volume in the consumer market was due to the increase in tissue products sold to CEG in accordance with the CEG Agreement and, to a lesser extent, the effects of seasonality resulting from comparing the 1999 Fonda Twenty-six Week Period (which includes the four week period in October 1998) with the 1998 Fonda Twenty-six Week Period (which includes the four week period in April 1998). The reduction in selling prices in the consumer market reflects cost savings from the License Agreement as well as savings that

Fonda is beginning to realize and expects to realize more fully in future periods upon full implementation of the Manufacture and Supply Agreement. In the institutional market, the increase in selling prices and reduction in sales volume were primarily due to a change in sales mix, whereby the Company emphasized the sale of value added converted tissue products rather than commodity products.

         Gross profit increased $27.3 million to $53.5 million in the 1999 twenty-six week period. The consolidation of Sweetheart resulted in an increase in gross profit of $30.1 million. As a percentage of net sales, gross profit decreased from 14.4% in the 1998 twenty-six weeks to 10.2% in the 1999 period primarily due to the effect of lower margins at Sweetheart compared to Fonda. However, Sweetheart's margin improved from 6.7% in the 1998 thirteen week period to 8.3% in the 1999 period due to increased sales volumes and the cost reduction initiatives implemented in the latter part of the 1998 fiscal year. Gross margins in the 1999 Fonda Twenty-six Week Period were adversely affected by reduced selling prices of consumer products, described above, as well as excess costs incurred in implementing the Fonda Efficiency Initiatives. Gross margins are expected to improve in future periods upon full implementation of the Fonda Efficiency Initiatives, however, there can be no assurance that such will occur.

         Selling, general and administrative expenses increased $27.7 million to $48.9 million in the 1999 twenty-six week period. An increase of $29.5 million of such expenses resulted from the consolidation of Sweetheart. As a percentage of net sales, selling, general and administrative expenses decreased from 10.8% in the 1998 twenty-six week period to 9.3% in the 1999 twenty-six week period. The decrease as a percentage of net sales was partially due to the effects of consolidating Sweetheart, for which selling, general and administrative costs as a percentage of net sales are historically lower than at Fonda due to economies of scale. In addition, the percentage reduction was also impacted at Fonda by the reduction in selling and marketing costs due to the License Agreement, as well as the closure of an administrative office.

         Other income in the 1998 twenty-six week period includes a $9.3 million pre-tax gain from the sale of Fonda's tissue mill operations. The gain was partially offset by $2.1 million of charges at Sweetheart resulting from the acquisition.

         Income from operations was $4.1 million in the 1999 twenty-six week period and $12.1 million in the 1998 twenty-six week period as a result of the above.

         Interest expense, net of interest income was $32.6 million in the 1999 twenty-six week period and $10.0 million in the 1998 twenty-six week period. The increase was due to the consolidation of Sweetheart and the related financing thereof.

         The effective tax rate was 37.9% in the 1999 twenty-six week period and 50% in the 1998 twenty-six week period. Both the 1999 and 1998 periods reflect certain non-deductible costs relating to the investment in Sweetheart and the related financing. As a result of the above and the addback of minority interest representing 10% of Sweetheart's historical loss, the net loss was $16.5 million in the 1999 twenty-six week period compared to net income of $2.5 million in the 1998 twenty-six week period.

Liquidity and Capital Resources
         Historically, the Company's subsidiaries have relied on cash flow from operations and borrowings to finance their respective working capital requirements, capital expenditures and acquisitions. In addition, Sweetheart has been funding a majority of its capital expenditures from the sale of assets.

         Net cash  provided by  operating  activities  in 1999  twenty-six  week period was $16.5 million compared to $4.3 million in the 1998 twenty-six week period. Sweetheart provided $15.7 million in the 1999 period compared to a use of $2.9 million in the 1998 period. Excluding the effects of consolidating Sweetheart, the reduction in cash provided by operations is primarily due to the buildup in amounts due from affiliates resulting from the implementation of the CEG Agreements. In March 1999, CEG's second largest customer, representing over 10% of CEG's net sales during its 1998 fiscal year, filed a Chapter 11 bankruptcy petition. As a result, and for other reasons, Fonda intends to reevaluate the adequacy of its affiliate reserves.

         Capital expenditures were $26.8 million, including $11.6 million at Sweetheart for new production equipment, $4.4 million at Sweetheart relating to its Canadian operations and $8.7 million at Fonda for converting equipment. See
Note 4 of Notes to Financial Statements. The remainder of capital expenditures was primarily for routine capital improvements.

         None of SF Holdings, Fonda or Sweetheart anticipates any material capital expenditures in the next twelve months other than those funded through asset sales and available cash from the respective subsidiaries. SF Holdings is a holding company and does not anticipate any material cash needs in the next twelve months. As of March 28, 1999, dividends on the Exchangeable Preferred have been paid by the issuance of additional shares of Exchangeable Preferred.

         Fonda's revolving credit facility, as amended, provides up to $50 million borrowing capacity, is collateralized by accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. The maturity date of such facility has been extended to September 1, 2001. At March 28, 1999, there was $3.8 million outstanding and $33.2 million was the maximum advance available based upon eligible collateral. At March 28, 1999, borrowings were available at a bank's prime rate plus .25% or at LIBOR plus 2.25%.

         Sweetheart's revolving credit facility, as amended, provides for borrowings in an amount of up to $135.0 million, subject to borrowing base limitations (the "Sweetheart U.S. Credit Facility"). As of March 28, 1999, $12.5 million is available. Borrowings under the Sweetheart U.S. Credit Facility bear interest, at Sweetheart's election, at a rate equal to LIBOR plus 2.25%, or a bank's base rate plus 1.00%. A Canadian subsidiary of Sweetheart has a term loan and revolving credit facility agreement which provides for a term loan facility of up to Cdn $10.0 million and a revolving credit facility of up to Cdn $10.0 million (the "Sweetheart Canadian Credit Facility and with the Sweetheart U.S. Credit Facility, the "Sweetheart Credit Facilities"). As of March 28, 1999, Cdn $2.8 million (approximately $1.9 million) was available under such facility. Borrowings under the Sweetheart Canadian Credit Facility bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings, and an index rate plus 2.50% with respect to the term loan borrowings.

         Sweetheart's Senior Secured Notes and its U.S. Credit Facility mature in September 2000, and August 2000, respectively. Although the Company intends to refinance this debt, there can be no assurance that it will be able to obtain such refinancing on acceptable terms and conditions.

         Fonda has reinvested amounts in excess of $10 million from the sale of its tissue mill, within the required time period, as specified in accordance with the asset sale covenant under the indenture governing Fonda's Notes.

         During the 1999 twenty-six week period, the Company did not incur material costs for compliance with environmental law and regulations.

         In January 1999, Sweetheart was notified that the United States Supreme Court had denied plaintiffs' petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation. The court decided that the Lily-Tulip Salary Retirement Plan (the "Plan") was lawfully terminated. Sweetheart is in the process of determining the amount of total payouts for which the Plan is liable. The initial estimate of the total termination liability exceeds assets set aside in the Plan by approximately $17 million, which amount has been fully reserved by Sweetheart. Sweetheart expects to fund such payments within the next six months. On April 27, 1999, the plaintiffs filed a motion in U.S. district court for reconsideration of the court's dismissal without appropriate relief, and a motion for attorney's fees with a request for delay in determination of entitlement of such fees. Management is currently reviewing these motions to determine what effect, if any, they may have on the payments referred to above. Sweetheart's operating plan contemplates that cash generated by operations and amounts available under its credit facilities will be sufficient to make the required payments under the Plan when due. However, there can be no assurance that the Sweetheart will achieve its operating plan and have the necessary cash to make these payments. Failure by Sweetheart to make such payments will have a material adverse effect on Sweetheart and its financial condition.

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

         Fonda has completed the assessment phase, in which it has identified potential Year 2000 issues, including those with respect to information technology systems, technology embedded within equipment Fonda uses as well as equipment that interfaces with vendors and other third parties. Fonda has also completed the upgrade of its hardware and software systems which run most of its data processing and financial reporting software applications and has consolidated certain of its in-house developed computer systems into the upgraded systems. In addition, Fonda has upgraded its telephone, data communication and network systems to ensure that they are Year 2000 compliant. Embedded logic in manufacturing equipment is all being tested and upgraded. Contingency plans are being developed for equipment that cannot be upgraded. The embedded logic project is expected to be completed by October 1999. EDI trading partners and other key business partners have been contacted to ensure that key business transactions will be Year 2000 compliant. Contingency plans are being developed to work with trading partners or to replace suppliers who cannot meet Fonda's compliance deadlines.. Furthermore, in the event Fonda is unable to meet certain key operational dates, the Company believes its systems that are already Year 2000 compliant, as well as temporary solutions to systems that are currently in place, and manual procedures would allow Fonda to ship product to customers and engage in other critical business functions.

         Sweetheart has completed the assessment phase, in which it has identified potential Year 2000 issues with respect to information technology systems, as well as equipment that interfaces with vendors and third parties, and developed a compliance project for its hardware, operating systems and application systems. Sweetheart has completed its hardware and operating systems conversion. With respect to the application phase, Sweetheart is compliant in its planning, order management, manufacturing and warehousing systems. Financial, corporate and in-house developed systems are scheduled for compliance by July 1999. Sweetheart has completed its internal assessment phase for technology embedded within equipment and is awaiting responses from certain vendors. Sweetheart believes a significant portion of its manufacturing equipment is not affected by Year 2000 issues due to its operations use, or was compliant when purchased. Sweetheart has or is in the process of contacting key vendors and business partners, to ensure that key business transactions will be Year 2000 compliant. Furthermore, in the event Sweetheart is unable to meet certain key operational dates, Sweetheart believes its already compliant Year 2000 systems for planning, order management, manufacturing and warehouse management, together with manual systems, would allow Sweetheart to ship products to customers and engage in other critical business functions.

         As of May 1, 1999, Sweetheart and Fonda estimate the total cost of their respective Year 2000 program at $2.7 million and $3.2 million, respectively. Sweetheart has spent $2.2 million as of March 28, 1999, including $1.0 million in the twenty-six weeks ended March 28, 1999. Fonda has spent $2.6 million as of March 28, 1999, including $1.4 million in the 1999 twenty-six weeks. Expenditures have been, and are expected to be, funded from cash flows from the respective company's operations, available cash, borrowings under each company's respective credit facility, or by lease. However, there can be no assurance that Sweetheart or Fonda will identify all Year 2000 issues in their computer systems in advance of their occurrence or that they will be able to successfully remedy all problems that are discovered. Failure by Sweetheart or Fonda and/or their significant vendors and customers to complete Year 2000 compliance programs in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems which could cause fluctuations in the Company's revenues and operating profitability.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:
           --------

       27.1        Financial Data Schedule.



(b) No reports on Form 8-K were filed in the thirteen weeks ended March 28, 1999.





                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


      Date:  May 12, 1999

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