Form 10-Q
period 1999-06-27
SF HOLDINGS GROUP INC
filed 1999-08-11
CIK 1059697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
      (mark one)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the thirty-nine weeks ended June 27, 1999
                                       OR
              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Common Stock, $.001 par value, as
      of August 1, 1999:                       Class A:    5,625,838 Shares
                                               Class B:      564,586 Shares
                                               Class C:      399,000 Shares

                             SF HOLDINGS GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

Part I - Financial Information

Item 1. Financial Statements (unaudited):                                 Page

        Consolidated Condensed Balance Sheets as of June 27, 1999
           and July 26, 1998 (audited)                                         3

        Consolidated  Statements of Operations and  Comprehensive
           Income (Loss) for the thirteen and thirty-nine weeks
           ended June 27, 1999 and July 26, 1998                               4

        Consolidated Statements of Cash Flows for the thirty-nine
            weeks ended June 27, 1999 and July 26, 1998                        5

        Notes to Consolidated Financial Statements                             6


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          7


Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    15

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                             June 27,     July 26,
                                                               1999         1998
                                                               ----         ----
                                                            (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                               $   2,859    $  20,703
    Cash in escrow                                              1,622        6,819
    Accounts receivable, less allowance for doubtful
      accounts of $2,537 and $3,569, respectively             126,874      120,112
    Due from affiliates                                         8,001        1,313
    Inventories                                               172,117      168,493
    Deferred income taxes                                      15,881       17,322
    Other current assets                                       21,886       20,026
                                                            ---------    ---------
         Total current assets                                 349,240      354,788
Property, plant and equipment, net                            405,044      430,150
Goodwill, net                                                  98,982       94,865
Deferred income taxes                                          40,825       32,572
Other assets, net                                              27,559       31,436
                                                            ---------    ---------
TOTAL ASSETS                                                $ 921,650    $ 943,811
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                         $  80,334    $  78,013
   Accrued expenses                                           107,269      117,426
   Current maturities of long-term debt                         1,525        3,825
                                                            ---------    ---------
      Total current liabilities                               189,128      199,264
Long-term debt                                                625,964      619,143
Other liabilities                                              64,642       61,865
Deferred income taxes                                           5,621        4,771
                                                            ---------    ---------
      Total liabilities                                       885,355      885,043
Exchangeable preferred stock                                   35,030       30,680
Minority interest in subsidiary                                 1,658        3,020
Redeemable common stock                                         2,198        2,139
Stockholders' equity (deficit)                                 (2,591)      22,929
                                                            ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 921,650    $ 943,811
                                                            =========    =========

                             SF HOLDINGS GROUP, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)
                                 (in thousands)

                                                     Thirteen Weeks Ended      Thirty-nine Weeks Ended
                                                     --------------------      -----------------------
                                                      June 27,     July 26,     June 27,     July 26,
                                                        1999         1998         1999         1998
                                                      ---------    ---------    ---------    ---------
Net sales                                             $ 298,073    $ 301,679    $ 824,326    $ 483,220
Cost of goods sold                                      255,519      268,524      728,256      423,886
                                                      ---------    ---------    ---------    ---------
     Gross profit                                        42,554       33,155       96,070       59,334
Selling, general and
  administrative expenses                                23,250       23,728       72,179       44,968
Other (income) expense, net                                (413)      (4,802)          97      (12,008)
                                                      ---------    ---------    ---------    ---------
     Income from operations                              19,717       14,229       23,794       26,374
Interest expense, net                                    16,525       16,378       49,174       26,368
                                                      ---------    ---------    ---------    ---------
     Income (loss) before income taxes                    3,192       (2,149)     (25,380)           6
 Income taxes provision (benefit)                         1,591          371       (9,227)       1,447
Minority interest in subsidiary's income (loss)             434         (475)        (814)      (1,900)
                                                      ---------    ---------    ---------    ---------
     Net income (loss)                                    1,167       (2,045)     (15,339)         459
Payment-in-kind dividends on
 exchangeable preferred stock                             1,221        1,043        3,586        1,616
                                                      ---------    ---------    ---------    ---------
     Net loss applicable to
       common stock                                   $     (54)   $  (3,088)   $ (18,925)   $  (1,157)
                                                      =========    =========    =========    =========

Statements of comprehensive income (loss):
     Net income (loss)                                $   1,167    $  (2,045)   $ (15,339)   $     459
     Other comprehensive income, net of income tax:
       Minimum pension liability adjustment                 627           --        1,516           --
       Foreign translation adjustment                       323          383          312          476
                                                      ---------    ---------    ---------    ---------
                                                            950          383        1,828          476
                                                      ---------    ---------    ---------    ---------
     Total comprehensive income (loss)                $   2,117    $  (1,662)   $ (13,511)   $     935
                                                      =========    =========    =========    =========

                 See notes to consolidated financial statements.

                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                               Thirty-nine Weeks Ended
                                                               ----------------------
                                                                June 27,     July 26,
                                                                  1999       1998
                                                               ---------    ---------
Operating activities:
 Net income (loss)                                             $ (15,339)   $     459
Adjustments  to  reconcile  net  income  (loss)  to net cash used in  operating activities:
   Depreciation and amortization                                  42,716       19,155
   Interest capitalized on debt                                    8,188        3,707
   Provision for doubtful accounts                                   305          405
   Deferred income taxes                                          (7,381)      (5,779)
   Net gain on business and equipment dispositions
     and settlement of long-term contracts                          (305)     (16,175)
   Minority interest in subsidiary's loss                           (814)      (1,900)
   Changes in assets and liabilities:
      Accounts receivable                                        (12,029)     (14,101)
      Due from affiliates                                         (8,141)       3,416
      Inventories                                                 (1,833)      14,379
      Other current assets                                          (156)        (441)
      Accounts payable and accrued expenses                       16,619        3,387
      Other                                                        6,270        2,736
                                                               ---------    ---------
    Net cash provided by operating activities                     28,100        9,248
                                                               ---------    ---------

Investing activities:
 Capital expenditures                                            (35,158)     (11,706)
 Proceeds from business and equipment dispositions                 6,171       34,533
 Payments for business acquisitions                                   --     (101,901)
 Other                                                                --        1,931
                                                               ---------    ---------
   Net cash used in investing activities                         (28,987)     (77,143)
                                                               ---------    ---------

Financing activities:
 Net decrease in revolving credit borrowings                      (6,297)      (7,284)
 Proceeds from long-term debt                                         --       84,351
 Repayments of long-term debt                                     (3,429)      (5,851)
 Proceeds from issuance of exchangeable preferred stock               --       15,000
 Redemption of Fonda's common stock                                   --       (1,436)
 Debt issuance costs                                                  --       (3,762)
 Decrease in escrow cash                                           3,842        4,870
 Other                                                                --          371
                                                               ---------    ---------
   Net cash provided by (used in) financing activities            (5,884)      86,259
                                                               ---------    ---------
Net increase (decrease) in cash                                   (6,771)      18,364
Cash and cash equivalents, beginning of period                     9,630        2,339
                                                               ---------    ---------
Cash and cash equivalents, end of period                       $   2,859    $  20,703
                                                               =========    =========

Supplemental cash flow information:
 Cash paid during the period for:
   Interest                                                    $  28,918    $  28,386
   Income taxes, net of refunds                                $   1,715    $   5,062

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

2.  CASH IN ESCROW

      Cash received by Sweetheart as proceeds from the sale of assets is restricted to qualified capital expenditures in accordance with the covenants set forth in Sweetheart's debt instruments, and is held in escrow with the trustee until utilized.

3.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                June 27,         July 26,
                                                 1999              1998
                                               ----------        ---------
     Raw materials and supplies                 $ 50,644         $ 43,998
     Work-in-process                               8,489            9,456
     Finished goods                              112,984          115,039
                                                ========         ========
                                                $172,117         $168,493
                                                ========         ========
4.  RELATED PARTY TRANSACTIONS

         In December 1998, Fonda entered into an Exclusive Manufacture and Supply Agreement (the "Manufacture and Supply Agreement") with Creative Expressions Group ("CEG"), an affiliate. Pursuant to such agreement, Fonda manufactures and supplies all of CEG's requirements for, among other items, disposable paper plates, cups, napkins and tablecovers. Fonda sells such manufactured products to CEG in accordance with a formula based on cost. Net sales to CEG during the thirty-nine weeks ended June 27, 1999 were $25.7 million. Also in December 1998, Fonda purchased certain manufacturing assets from CEG for $4.9 million and entered into operating leases, whereby Fonda leases to CEG certain non-manufacturing assets for annual lease income of $.1 million. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms. The Company believes the terms on which Fonda (i) manufactures and supplies product for CEG, (ii) purchased manufacturing assets from CEG, and (iii) leased non-manufacturing assets to CEG are at least as favorable as those Fonda could have obtained from unrelated third parties and were negotiated on an arm's length basis.

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

5.  CONTINGENCIES

      On January 11, 1999, the United States Supreme Court denied Plaintiff's petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Benefits Committee and Fort Howard Cup Corporation. The court decided that Lily-Tulip Salary Retirement Plan (the "Plan") was lawfully terminated. Sweetheart is in the process of determining the amount of total payouts for which the Plan is liable. The estimate of the total termination liability exceeds assets set aside in the Plan by approximately $17 million, which amount has been fully reserved by the Company. Sweetheart expects to fund such payments within the next three months. On April 27, 1999, the Plaintiffs filed a motion in the United States District Court for reconsideration of the court's dismissal without appropriate relief, and a motion for attorneys' fees with a request for delay in determination of entitlement of such fees. On June 17, 1999, the court deferred these motions, and ordered discovery in connection therewith. Discovery is expected to be completed by the end of October 1999. See
Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

      A patent infringement action seeking injunctive relief and damages relating to Sweetheart's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. On May 17, 1999, Sweetheart filed a motion for summary judgment on all claims. In the opinion of management, the ultimate liability, if any, will not have a material adverse affect on the Company's financial position or results of operations.

      On July 13, 1999, Sweetheart received a letter from the Environmental Protection Agency (the "EPA") identifying Sweetheart, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at a site in Baltimore, Maryland. The Company has no reason to believe that the final outcome of this matter will have a material adverse effect on the Company's financial condition or results of operations. However, no assurance can be given about its ultimate effect on the Company, if any, given the early stage of this investigation.

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

      As a result of the change in Fonda's fiscal year from the fifty-two or fifty-three week period which ends on the last Sunday in July to the same number of weekly periods which end on the last Sunday in September, the quarterly comparisons for Fonda are between the thirteen and thirty-nine week periods ended June 27, 1999 (the "1999 Fonda Thirteen Week Period" and the "1999 Fonda Thirty-nine Week Period") and the same number of weekly periods ended April 26, 1998 (the "1998 Fonda Thirteen Week Period" and the "1998 Fonda Thirty-nine Week Period").

      In Fonda's thirty-nine week comparison, sales in the four week period in October (which is included in the 1999 Fonda Thirty-nine Week Period) would expect to be higher, primarily in seasonal and party goods products, than such sales in the four week period in July (which is included in the 1998 Fonda Thirty-nine Week Period). In the thirteen week comparison, the seasonality effect is reduced as sales in the four week period in April (which is included in the 1999 Fonda Thirteen Week Period) historically have not been materially different than those in the four week period in July (which is included in the 1998 Fonda Thirteen Week Period).

      The investment in Sweetheart was consummated on March 12, 1998 and was accounted for as a purchase. As a result, the financial information with respect to the 1998 thirteen week and thirty-nine week periods contained herein reflects Sweetheart's results of operations for period April 1, 1998 to June 30, 1998 and March12, 1998 to June 30, 1998, respectively.

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

      In connection with the License Agreement, as described below, Fonda and Creative Expressions Group ("CEG"), an affiliate, entered into an Exclusive Manufacture and Supply Agreement in December 1998 (the "Manufacture and Supply Agreement" and together with the License Agreement the "CEG Agreements"). Pursuant to the Manufacture and Supply Agreement, Fonda manufactures and supplies all of CEG's requirements for, among other items, disposable paper plates, cups, napkins and tablecovers. Fonda sells such manufactured products to CEG in accordance with a formula based on cost, as defined in such agreement. The Company believes that such agreement will enable Fonda to increase the utilization of its manufacturing capacity. Pursuant to the License Agreement, CEG has the right, among other things, to distribute certain products previously distributed by Fonda and in exchange therefor, Fonda receives a royalty of 5% of CEG's cash flow as determined in accordance with a formula specified in such agreement.

Recent Developments

      Fonda is engaged in an extensive program to improve manufacturing efficiencies and upgrade production capabilities, which includes, among other things, the full implementation of the Manufacture and Supply Agreement and further consolidation of its manufacturing operations (the "Fonda Efficiency Initiatives"). This program has and will continue to result in incremental expenses arising from start-up, training and other related expenses and is expected to be substantially complete by the end of the fiscal year. In connection with the Fonda Efficiency Initiatives, (i) in December 1998, Fonda purchased certain paper plate manufacturing assets from Sweetheart for $2.4 million and (ii) in February

1999, Fonda entered into a five year operating lease whereby it leases certain paper cup manufacturing assets to Sweetheart.

Results of Operations

                                       Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                  --------------------------------    ------------------------------------
                                   June 27, 1999    July 26, 1998       June 27, 1999      July 26, 1998
                                  ---------------   --------------    -----------------   ----------------
                                             % of             % of                % of                % of
                                             Net              Net                 Net                 Net
                                  Amount    Sales   Amount   Sales    Amount      Sales   Amount     Sales
                                  ------    -----   ------   -----    ------      -----   ------     -----
                                                             (Dollars in millions)
Net sales                        $298.1    100.0 % $301.7    100.0 %  $824.3    100.0 %  $483.2    100.0 %
Cost of goods sold                255.5      85.7   268.5      89.0    728.3      88.3    423.9      87.7
                                 ------    ------  ------    ------   ------    ------   ------    ------
Gross profit                       42.6      14.3    33.2      11.0     96.1      11.7     59.3      12.3
Selling, general and
  administrative expenses          23.3       7.8    23.7       7.9     72.2       8.8     45.0       9.3
Other income, net                  (0.4)     (0.1)   (4.8)     (1.6)     0.1       0.0    (12.0)     (2.5)
                                 ------    ------  ------    ------   ------    ------   ------    ------
Income from operations             19.7       6.6    14.2       4.7     23.8       2.9     26.4       5.5
Interest expense, net              16.5       5.5    16.4       5.4     49.2       6.0     26.4       5.5
                                 ------    ------  ------    ------   ------    ------   ------    ------
Income (loss) before taxes          3.2       1.1    (2.1)     (0.7)   (25.4)     (3.1)     0.0       0.0
Income tax provision (benefit)      1.6       0.5     0.4       0.1     (9.2)     (1.1)     1.4       0.3
Minority interest                   0.4       0.1    (0.5)     (0.2)    (0.8)     (0.1)    (1.9)     (0.4)
                                 ------    ------  ------    ------   ------    ------   ------    ------

Net income (loss)                $  1.2     0.4 %  $ (2.0)     (0.7)% $(15.3)     (1.9)% $  0.5     0.1 %
                                 ======    ======  ======    ======   ======    ======   ======    ======

Thirteen  Weeks  Ended June 27, 1999  Compared to Thirteen  Weeks Ended July 26,
1998

      Net sales decreased $3.6 million, or 1.2%, to $298.1 million in the 1999 thirteen week period. The following analysis includes $2.8 million of sales from Sweetheart to Fonda and $1.7 million of sales from Fonda to Sweetheart which were eliminated in consolidation.

      Sweetheart results- Net sales increased $.5 million (including intercompany sales to Fonda). Domestic net sales decreased by $1.1 million, or 0.5%, reflecting a 0.7% decrease in domestic sales volume which is partially offset by a 0.2% increase in realized domestic sales price. The increase in average realized sales price reflects price increases in selected product lines which was partially offset by a shift in sales mix to lower priced products. Foodservice sales volume increased 1.2% primarily as a result of Sweetheart's focus on revenue growth with key customers. Food packaging sales volume decreased 12.7%, primarily resulting from decreases in demand by large accounts in the food packaging customer base due to market conditions. Canadian sales increased 9.9% from the prior comparable period due primarily to increased sales volume from the introduction of new products.

      Fonda results- Net sales increased $.4 million (including intercompany sales to Sweetheart). Net sales of party goods products decreased 3.0%, primarily due to the CEG Agreements. Such agreements resulted in a significant increase in volume which was more than offset by a significant reduction in selling prices. The lower selling prices reflect cost savings from the License Agreement as well as savings that Fonda is beginning to realize and expects to realize more fully in future periods upon full implementation of the Manufacture and Supply Agreement. Excluding such party goods products, net sales in the consumer market decreased 3.1%, resulting from an increase in sales volume of 5.2%, which was more than offset by a 7.9% decrease in average selling prices. Selling prices in this market were adversely affected by reductions in raw material costs that were passed through to customers as well as more competitive market conditions. In the institutional market, net sales increased 3.2%, resulting from an increase in sales volume of 8.1%, which was partially offset by a 4.5% decrease in average selling prices. The increased sales volume in the institutional market was primarily due to an increase in sales of value added converted tissue products and certain commodity paperboard products. The reduction in selling prices was due to the same conditions experienced in the consumer market.

      Gross profit increased $9.4 million, or 28.3%, to $42.6 million in the 1999 thirteen week period. As a percentage of net sales, gross profit increased from 11% in the 1998 thirteen week period to 14.3% in the 1999 period primarily due to improved Sweetheart earnings.

      Sweetheart results- Gross profit increased $13.3 million to 14.3% of net sales for the thirteen weeks ended June 27, 1999 from 8.7% for the three months ended June 30, 1998. This improvement is attributable to a shift in sales to a more profitable product mix and the cost reduction initiatives implemented by Sweetheart in the latter part of the 1998 fiscal year which has resulted in improved manufacturing efficiencies.

      Fonda results- Gross profit decreased $3.4 million from 19.0% of net sales in the 1998 Fonda Thirteen Week Period to 13.5% in the 1999 Fonda Thirteen Week Period. Gross margins in the 1999 Fonda Thirteen Week Period were adversely affected by reduced selling prices of party goods products sold to CEG, described above, margin erosion in commodity paperboard products, as well as excess costs incurred in implementing the Efficiency Initiatives. Gross margins are expected to improve in future periods upon full implementation of the Efficiency Initiatives, and as a result of recent price increases in various product lines, however, there can be no assurance that such improvements will occur.

      Selling, general and administrative expenses decreased $.5 million to $23.3 million in the 1999 thirteen week period due to a $1.5 million decrease at Fonda which was partially offset by a $1.0 million increase at Sweetheart. As a percentage of net sales, selling, general and administrative expenses decreased from 7.9% in the 1998 thirteen week period to 7.8% in the 1999 period. The Fonda decrease was primarily caused by the reduction of selling, marketing and distribution costs due to the License Agreement, as well as the closure of an administrative office. The increase at Sweetheart was primarily due to legal expenses associated with pending litigation, and increased costs for medical insurance and promotions .

      Other income, net in the 1998 thirteen week period includes a $6.6 million pre-tax gain primarily due to the July 1998 settlement of a steam contract related to Fonda's tissue mill operations. The gain was partially offset by closure cost accruals relating to Fonda's decision to close an administrative office.

      Income from operations increased $5.5 million to $19.7 million in the 1999 thirteen week period as a result of the above.

      Interest expense, net of interest income increased $.1 million to $16.5 million in the 1999 thirteen week period. A $.5 million increase in interest on the Senior Secured Discount Notes and a $.2 million increase at Fonda due to an increase in outstanding debt, were partially offset by a reduction at Sweetheart. The improvement at Sweetheart was due to lower outstanding debt and lower interest rates.

      The income tax provision was $1.6 million in the 1999 thirteen week period and $.4 million in the 1998 thirteen week period. Both the 1999 and 1998 periods reflect certain non-deductible costs relating to the investment in Sweetheart and the related financing. The effective tax rate is affected by such non-deductible costs as well as the proportionate results of both Fonda and Sweetheart.

      Minority interest, representing 10% of Sweetheart's historical income or loss, increased $.9 million to a cost of $.4 million due to Sweetheart's improved results. As a result of the above, net income increased $3.2 million to $1.2 million in the 1999 thirteen week period compared to a net loss in the 1998 thirteen week period.

Thirty-nine Weeks Ended June 27, 1999 Compared to Thirty-nine Weeks Ended July 26, 1998

      Net sales increased $341.1 million to $824.3 million in the 1999 thirty-nine week period due to the consolidation of Sweetheart in March 1998, which was partially offset by a $4.5 million decrease in net sales at Fonda. The following analysis includes $4.0 million of sales from Sweetheart to Fonda and $1.6 million of sales from Fonda to Sweetheart, which were eliminated in consolidation.

      Sweetheart results- Net sales increased $351.2 million, (including intercompany sales to Fonda) primarily due to the effect of the consolidation of Sweetheart. In addition, since April 1, 1999, domestic net sales decreased by $1.1 million, or 0.5%. This reflected a 0.7% decrease in domestic sales volume which was partially offset by a 0.2% increase in realized domestic sales price. The increase in average realized sales price reflects price increases in selected product lines which was partially offset by a shift in sales mix to lower priced products. Foodservice sales volume increased 1.2% primarily as a result of Sweetheart's focus on revenue growth with key customers. Food packaging sales volume decreased 12.7%, primarily resulting from decreases in demand by large accounts in the food packaging customer base due to market conditions. Canadian sales increased 9.9% from the prior comparable period due primarily to increased sales volume from the introduction of new products.

      Fonda results- Net sales decreased $4.5 million, (including intercompany sales to Sweetheart). The 1998 Fonda Thirty-nine Week Period included $8.4 million of net sales of tissue mill products relating to operations that were sold in March 1998. Excluding such tissue mill sales, net sales in the converting operations increased $4.0 million due primarily to the effects of seasonality on the thirty-nine week comparison. Net sales of party goods products increased 5.4% primarily due to the CEG Agreements. Such agreements resulted in a significant increase in volume which was offset by a significant reduction in selling prices. The lower selling prices reflect cost savings from the License Agreement as well as savings that Fonda is beginning to realize and expects to realize more fully in future periods upon full implementation of the Manufacture and Supply Agreement. Excluding such party goods products, net sales in the consumer market decreased
 .8%, resulting from an increase in sales volume of 6.2%, which was more than offset by a 6.6% decrease in average selling prices. Selling prices in this market were adversely affected by reductions in raw material costs that were passed through to customers as well as more competitive market conditions. In the institutional market, net sales increased 3.4%, resulting from an increase in sales volume of 5.7%, which was partially offset by a 2.1% decrease in average selling prices. The increased sales volume in the institutional market was primarily due to an increase in sales of value added converted tissue products and certain commodity paperboard products. The reduction in selling prices was due to the same conditions experienced in the consumer market.

      Gross profit increased $36.7 million to $96.1 million in the 1999 thirty-nine week period. As a percentage of net sales, gross profit decreased from 12.3% in the 1998 thirty-nine weeks to 11.7% in the 1999 period primarily due to the effect of lower margins at Sweetheart compared to Fonda in the first twenty-six weeks of the current fiscal year. Such results were partially offset by improved Sweetheart results in the 1999 thirteen week period.

      Sweetheart results- Gross profit increased $43.4 million to 10.6% of net sales for the thirty-nine weeks ended June 27, 1999 from 8.3% for the nine months ended June 30, 1998. The consolidation of Sweetheart resulted in an increase in gross profit of $30.1 million. The additional $13.3 million improvement is attributable to a shift in sales mix to more profitable products and the cost reduction initiatives implemented by Sweetheart in the latter part of the 1998 fiscal year which has resulted in improved manufacturing efficiencies.

      Fonda results- Gross profit decreased $6.7 million from 17.8% of net sales in the 1998 Fonda Thirty-nine Week Period to 15.0% in the 1999 Fonda Thirty-nine Week Period. The 1998 period included $1.2 million from Fonda's tissue mill operations. Gross margins in the 1999 Thirty-nine Week Period were adversely affected by reduced selling prices of consumer products, described above, margin erosion in commodity paperboard products, as well as excess costs incurred in implementing the Efficiency Initiatives. Gross margins are expected to improve in future periods upon full implementation of the Efficiency Initiatives, and as a result of recent price increases in various product lines, however, there can be no assurance that such improvements will occur.

      Selling, general and administrative expenses increased $27.7 million to $48.9 million in the 1999 thirty-nine week period. An increase of $29.5 million of such expenses resulted from the consolidation of Sweetheart. As a percentage of net sales, selling, general and administrative expenses decreased from 9.3% in the 1998 thirty-nine week period to 8.8% in the 1999 thirty-nine week period. The decrease as a percentage of net sales was partially due to the effects of consolidating Sweetheart, for which selling, general and administrative costs as a percentage of net sales are historically lower than at Fonda due to economies of scale. In addition, the percentage reduction was also impacted at Fonda by the reduction in selling and marketing costs due to the License Agreement, as well as the closure of an administrative office.

      Other income in the 1998 thirty-nine week period includes a $15.9 million pre-tax gain from the sale of Fonda's tissue mill operations and the July 1998 settlement of a steam contract related to such operations. The gain was partially offset by $2.1 million of charges at Sweetheart resulting from the acquisition.

      Income from operations was $23.8 million in the 1999 thirty-nine week period and $26.4 million in the 1998 thirty-nine week period as a result of the above.

      Interest expense, net of interest income was $49.2 million in the 1999 thirty-nine week period and $26.4 million in the 1998 thirty-nine week period. The increase was primarily due to the consolidation of Sweetheart and the related financing thereof. In addition since April 1, 1999, a $.5 million increase in interest on the Senior Secured Discount Notes and a $.2 million increase at Fonda due to an increase in outstanding debt, were partially offset by a reduction at Sweetheart. The improvement at Sweetheart was due to lower outstanding debt and lower interest rates.

      The income tax benefit was $9.2 million in the 1999 thirteen week period and a provision of $1.4 million in the 1998 thirteen week period. Both the 1999 and 1998 periods reflect certain non-deductible costs relating to the investment in Sweetheart and the related financing. The effective tax rate is affected by such non-deductible costs as well as the proportionate results of both Fonda and Sweetheart. As a result of the above and the addback of minority interest representing 10% of Sweetheart's historical loss, the net loss was $15.3 million in the 1999 thirty-nine week period compared to net income of $.5 million in the 1998 thirty-nine week period.

Liquidity and Capital Resources

      Historically, the Company's subsidiaries have relied on cash flow from operations and borrowings to finance their respective working capital requirements, capital expenditures and acquisitions. In addition, Sweetheart has been funding a majority of its capital expenditures from the sale of assets.

      Net cash provided by operating activities in the 1999 thirty-nine week period was $28.1 million compared to $9.2 million in the 1998 thirty-nine week period. Sweetheart provided $32.3 million in the 1999 period compared to $1.8 million in the 1998 period primarily due to the improved operating performance, and a reduction in cash expended on non-recurring charges realized in the 1998 nine month period. Fonda used $4.3 million of cash from operating activities in the 1999 period compared to $8.4 million provided by such activities in the 1998 period. The reduction in cash provided by operations is primarily due to the build-up in amounts due from affiliates resulting from the implementation of the CEG Agreements, and to a lesser extent, lower earnings. In March 1999, CEG's second largest customer, representing over 10% of CEG's net sales during its 1998 fiscal year, filed a Chapter 11 bankruptcy petition. Based on information provided by CEG, Fonda has no reason to believe that the foregoing will have a material adverse effect on its results of operations or financial condition.
However, no assurance can be given regarding the ultimate effect, if any, on Fonda, and it will continue to monitor the adequacy of its affiliate reserve.

      Capital expenditures were $35.2 million, including $12.1million at Sweetheart for new production equipment, $5.3 million at Sweetheart relating to its Canadian operations and $9.7 million at Fonda for converting equipment primarily associated with its Efficiency Initiatives. See Note 4 of Notes to Financial Statements. The remainder of capital expenditures was primarily for routine capital improvements.

      None of SF Holdings, Fonda or Sweetheart anticipates any material capital expenditures in the next twelve months other than those funded through asset sales and available cash from the respective subsidiaries. SF Holdings is a holding company and does not anticipate any material cash needs in the next twelve months. As of June 27, 1999, dividends on the Exchangeable Preferred have been paid by the issuance of additional shares of Exchangeable Preferred.

      Fonda's revolving credit facility, as amended, provides up to $50 million borrowing capacity, is collateralized by accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. The maturity date of such facility has been extended to September 1, 2001. At June 27, 1999, there was $7.9 million outstanding and $35.0 million was the maximum advance available based upon eligible collateral.

      Sweetheart's revolving credit facility, as amended, provides for borrowings in an amount of up to $135.0 million, subject to borrowing base limitations (the "Sweetheart U.S. Credit Facility"). As of June 27, 1999, $27.8 million is available. Borrowings under the Sweetheart U.S. Credit Facility bear interest, at Sweetheart's election, at a rate equal to LIBOR plus 2.25%, or a bank's base rate plus 1.00%. A Canadian subsidiary of Sweetheart has a term loan and revolving credit facility agreement which provides for a term loan facility of up to Cdn $10.0 million and a revolving credit facility of up to Cdn $10.0 million (the "Sweetheart Canadian Credit Facility and with the Sweetheart U.S. Credit Facility, the "Sweetheart Credit Facilities"). As of June 27, 1999, Cdn $2.2 million (approximately $1.5 million) was available under such facility. Borrowings under the Sweetheart Canadian Credit Facility bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings, and an index rate plus 2.50% with respect to the term loan borrowings.

      Sweetheart's Senior Secured Notes and its U.S. Credit Facility mature in September 2000, and August 2000, respectively. Although the Company intends to refinance this debt, there can be no assurance that it will be able to obtain such refinancing on acceptable terms and conditions.

      Fonda has reinvested in equipment, amounts in excess of $10 million from the sale of the tissue mill, within the required time period, in accordance with the asset sale covenant under the indenture governing Fonda's senior debt.

      During the 1999 thirty-nine week period, the Company did not incur material costs for compliance with environmental law and regulations.

      In January 1999, the United States Supreme Court denied Plaintiffs' petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation. The court has decided that the Lily-Tulip Salary Retirement Plan (the "Plan") was lawfully terminated. Sweetheart is in the process of determining the amount of total payouts for which the Plan is liable. The estimate of the total termination liability exceeds assets set aside in the Plan by approximately $17 million, which amount has been fully reserved by Sweetheart. Sweetheart expects to fund such payments within the next three months. On April 27, 1999, the
Plaintiffs filed a motion in the United States District Court for reconsideration of the court's dismissal without appropriate relief, and a motion for attorneys' fees with a request for delay in determination of entitlement of such fees. On June 17, 1999, the Court deferred these motions, and ordered discovery in connection therewith. Discovery is expected to be completed by the end of October 1999. Sweetheart's operating plan contemplates that cash generated by operations and amounts available under its credit facilities will be sufficient to make the required payments under the Plan when due. However, there can be no assurance that Sweetheart will achieve its operating plan and have the necessary cash to make these payments. Failure by Sweetheart to make such payments could have a material adverse effect on the Company and its financial condition.

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

      Fonda has completed the assessment phase, in which it has identified potential Year 2000 issues, including those with respect to information technology systems, technology embedded within equipment Fonda uses as well as equipment that interfaces with vendors and other third parties. Fonda has also completed the upgrade of its hardware and software systems which run most of its data processing and financial reporting software applications and has consolidated certain of its in-house developed computer systems into the upgraded systems. In addition, Fonda has upgraded its telephone, data communication and network systems to ensure that they are Year 2000 compliant. Embedded logic in manufacturing equipment is all being tested and upgraded. Contingency plans are bing developed for equipment that cannot be upgraded. The embedded logic project is expected to be completed by October 1999. EDI trading partners and other key business partners have been contacted to ensure that key business transactions will be Year 2000 compliant. As of August 1, 1999, Fonda has received detailed business plans and commitments from a majority of these parties that they are or will be Year 2000 compliant. Contingency plans are being developed to work with trading partners or to replace suppliers who cannot meet Fonda's compliance deadlines.

      Sweetheart has completed the assessment phase, in which it has identified potential Year 2000 issues with respect to information technology systems, as well as equipment that interfaces with vendors and third parties, and developed a compliance project for its hardware, operating systems and application systems. Sweetheart has completed its hardware and operating systems conversion. With respect to the application phase, Sweetheart is compliant in its planning, order management, manufacturing and warehousing systems. Financial, corporate and in-house developed systems are scheduled for compliance by August 1999. Sweetheart has completed its internal assessment phase for technology embedded within equipment and is awaiting responses from certain vendors. Sweetheart believes a significant portion of its manufacturing equipment is not affected by Year 2000 issues due to its operations use, or was compliant when purchased. Sweetheart has or is in the process of contacting key vendors and business partners, to ensure that key business transactions will be Year 2000 compliant. As of July 27, 1999, Sweetheart has received detailed business plans and commitments from the majority of these vendors that they are or will be Year 2000 compliant.

      The Company expects that Fonda and Sweetheart's respective business systems will be Year 2000 compliant, but they may experience isolated incidences of non-compliance and potential outages with respect to their respective information technology infrastructure. Each of Fonda and Sweetheart plan to allocate internal resources to be ready to take action should these events occur. Investors are cautioned, however, that the Company's assessment of their compliance, of the costs of performing the program and the risks attendant thereto, and of the need for any contingency plans may change materially in the future as each company proceeds further with their compliance programs.

      As of August 1, 1999, Sweetheart and Fonda estimate the total cost of their respective Year 2000 program at $2.7 million and $3.2 million, respectively. Sweetheart has spent $2.5 million as of June 27, 1999, including $1.3 million in the thirty-nine weeks ended June 27, 1999. Fonda has spent
$2.7 million as of June 27, 1999, including $1.5 million in the 1999 thirty-nine weeks. Expenditures have been, and are expected to be, funded from cash flows from the respective company's operations, available cash, borrowings under each company's respective credit facility, or by lease. However, there can be no assurance that Sweetheart or Fonda will identify all Year 2000 issues in their computer systems in advance of their occurrence or that they will be able to successfully remedy all problems that are discovered. Failure by Sweetheart or Fonda and/or their significant vendors and customers to complete Year 2000 compliance programs in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems which could cause fluctuations in the Company's revenues and operating profitability.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      27.1 Financial Data Schedule.

(b) No reports on Form 8-K were filed in the thirteen weeks ended June 27, 1999.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

      Date:  August 11, 1999

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