Form 10-K
period 1999-09-26
SF HOLDINGS GROUP INC
filed 1999-12-27
CIK 1059697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                                   (mark one)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended September 26, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to ___________

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

                              373 Park Avenue South
                          New York City, New York 10016
                                 (212) 779-7448
   (Address and telephone number of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:            None
Securities registered pursuant to Section 12(g) of the Act:            None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting and non-voting equity of the registrant held by non-affiliates of the registrant as of December 20, 1999:
There is no market for the Common Stock of registrant.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock $.001 par value, as of December 20, 1999:

                                                        Class A:  562,583 Shares
                                                        Class B:   56,459 Shares
                                                        Class C:   39,900 Shares

PART I

ITEM 1.  BUSINESS

General
         SF Holdings Group, Inc. ("SF Holdings" and with its subsidiaries, the "Company") believes it is one of the three largest converters and marketers of disposable foodservice and packaging products in North America. The Company sells a broad line of disposable paper, plastic and foam foodservice and food packaging products under both branded and private labels to the institutional and consumer markets, including large national accounts, and participates at all major price points. The Company conducts its business through two principal operating subsidiaries, Sweetheart Holdings Inc. ("Sweetheart") and The Fonda Group, Inc. ("Fonda") and markets its products under its well recognized Sweetheart(R), Trophy(R), Sensations(R), Hoffmaster(R) and Lily(R) brands.

         The Company's product offerings are among the broadest in the industry, including (i) paper, plastic and foam foodservice products, primarily cups, lids, plates, bowls, plastic cutlery and food containers; (ii) tissue and specialty foodservice products, primarily napkins and placemats; and (iii) food packaging products, primarily containers for the dairy and food processing industries.

         The Company sells its products to more than 5,000 customers and serves the institutional and consumer markets, including large national accounts, located throughout the United States and Canada. In addition, the Company has developed and maintained long-term relationships with many of its customers. The Company's institutional customers, serviced by Sweetheart and Fonda, include (i) major foodservice distributors, (ii) national accounts, including quick service restaurants and catering services, and (iii) schools, hospitals and other major institutions. The Company's consumer customers, serviced primarily by Fonda, include supermarkets, mass merchandisers, warehouse clubs and other retailers. The Company's food packaging customers, serviced by Sweetheart, include national and regional dairy and food companies.

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

Recent Developments

         On December 3, 1999, Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of the Company pursuant to a merger. In connection with the merger, 87% of CEG's common stock was exchanged for 15,000 shares of Class B Series 2 Preferred Stock of the Company. On December 6, 1999, pursuant to an asset purchase agreement entered into on November 21, 1999 (the "CEG Asset Purchase Agreement"), Fonda purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights and customer lists. In addition, pursuant to the CEG Asset Purchase Agreement, Fonda has agreed to purchase over a sixty day period certain inventory of CEG. The aggregate purchase price for the intangible assets and the inventory is $41 million ($16 million for the intangible assets and $25 million for the inventory), payable in cash, the cancellation of certain notes and warrants, and the assumption of certain liabilities. The agreement further provides that Fonda may acquire other CEG assets in exchange for outstanding trade payables owed to Fonda by CEG. In connection with this agreement, Fonda will cancel the CEG Agreements. See "Certain Relationships and Related Transactions". Upon the consummation of the CEG Asset Purchase Agreement, Fonda will market, manufacture and distribute disposable party goods products directly to the specialty (party) channel of the Company's consumer market. The transaction will be accounted for in a manner similar to pooling-of-interests.

Products

         General. The Company's principal products include: (i) paper, plastic and foam foodservice products, such as paper, plastic and foam cups for both hot and cold drinks and lids, white, colored and printed paper, plastic and foam plates and bowls, straws, plastic cutlery, paper and plastic handled food pails, food containers and trays for take-out of fast food; (ii) tissue and specialty foodservice products, such as printed and solid napkins, printed and solid tablecovers, crepe paper, placemats, doilies, tray covers, fluted products and paper and plastic portion cups; and (iii) food packaging products, such as paper and plastic containers for the dairy and food processing industries. The Company believes it holds one of the top three market positions in white paper plates, decorated plates, bowls and cups in the private label consumer market, as well as in plastic, paper and foam cups, plates, bowls, plastic cutlery, lids, food containers, food pails, trays and premium napkins in the institutional market. The Company also believes it is the second largest supplier, in terms of sales, of containers to the frozen dessert and cultured dairy products segments of the food packaging industry in North America. These products are sold nationwide to supermarkets, restaurant franchises, discount store chains, food processors and major food distributors.

Paperboard, Plastic and Foam Foodservice Products
         Beverage Service Products. Paper, plastic and foam cups, which represent the largest portion of Sweetheart's sales, are sold to both the institutional and consumer markets, including national accounts. Both Sweetheart and Fonda offer a number of attractive cup and lid combinations for both hot and cold beverages. Cups for the consumption of cold beverages are generally plastic or wax coated for superior rigidity or made of double sided polyethylene, which permits the printing of better quality graphics, while cups for the consumption of hot beverages are made from paper which is poly-coated on one side or foam to provide a barrier to heat transfer. Sweetheart sells plastic straws exclusively to the institutional market. Sweetheart's beverage service products are sold under the Sweetheart(R), Lily(R), Trophy(R), Preference(TM), Jazz(R), Gallery(R), Clarity(R), Lumina(R), ClearLight(TM) and Go Cup(TM) brand names. Fonda's hot and cold beverage cups are sold principally to the consumer market.

         Tabletop Service Products. Paper plates and bowls, which represent the largest portion of Fonda's sales, are sold primarily to the consumer market. In Fiscal 1999, Fonda also started manufacturing certain of such products for Sweetheart. These products include coated and uncoated white paper plates, decorated plates and bowls. Sweetheart's plastic and foam plates and bowls and plastic cutlery are sold to the institutional market. White uncoated and coated paper plates are considered commodity items and are generally purchased by cost-conscious consumers for everyday use. Printed and solid color plates and bowls are value-added products and are purchased for everyday use as well as for parties and seasonal celebrations, such as Halloween and Christmas. Sweetheart's foam dinnerware, a value-added product, and plastic cutlery are sold to the institutional market under the Silent Service(R), Centerpiece(R), Basix (R), Guildware(R) and Simple Elegance(R) brand names.

         Take-Out Containers. Sweetheart sells paper and plastic food containers and lids primarily for the take-out of fast foods, and Fonda sells paper trays and food pails, which are sold to the institutional market. Munchie Cup(R), Flexstyles(R), Highlights(R) bowls, Maximizers(TM) and Scoop Cup are some of Sweetheart's carry-out service brands.

Tissue and Specialty Foodservice Products
         Tissue Converted Products. Napkins represent the second largest portion of Fonda's sales and are sold under its Hoffmaster(R), Fonda(R) or Sensations(R) brand names, as well as under national distributor private label names. Napkin products range from decorated-colored, multi-ply napkins and simple custom printed napkins featuring an end-user's name or logo to fully printed, graphic-intensive napkins for the premium paper goods sector. Tablecovers, ranging from economy to premium product lines, are sold under the Hoffmaster(R), Linen-Like(R), Windsor(R) or Sensations(R) brand names. Fonda offers a broad selection of tablecovers in one-, two-, and three-ply configurations and produces tablecovers in white, solid color and one-to four-colored printed products.

         Specialty Products. The Company sells placemats, traycovers, paper doilies, plastic and paper portion cups and fluted products in a variety of shapes and sizes. Fonda produces unique decorated placemats in a variety of shapes. In addition, Fonda uses a proprietary technology to produce non-skid traycovers that serve the particular needs of the airline and healthcare industries.

Paper Party Goods Products
         Fonda manufactures paperboard and tissue products that, in Fiscal 1999, it sold to CEG for distribution, including products it had licensed to CEG under Fonda's Splash(R) or Party Creations(R) brand names. Upon consummation of the CEG Asset Purchase Agreement, Fonda will also market and distribute such party goods products directly to its specialty (party) channel. In Fiscal 1999, Fonda also licensed crepe products under the Party

Creations(R) brand to CEG. Party goods products include paper plates, napkins, cups and tablecovers sold in ensembles or separately to party goods stores, mass merchants, drug stores and grocery chains.

Food Packaging Products
         Sweetheart's food packaging operations sell paper and plastic containers and lids for ice cream, frozen novelty products and cultured foods, and plastic containers for single-serving chilled juice products. Other products include Sweetheart's Flex-E-Form(R) straight-wall paper manufacturing technology and Flex-Guard(R), a spiral wound tamper-evident lid.

         To enhance product sales, Sweetheart designs, manufactures and leases container filling and lidding equipment to dairies and other food processors to package food items in Sweetheart containers at their plants. Sweetheart's filling and lidding equipment is leased to customers under the trade names Auto-Pak(TM), Flex-E-Fill(R) and FoodPac(R). This equipment is manufactured in Sweetheart's machine shop and assembly plant located in Owings Mills, Maryland. Types of products packaged in Sweetheart's machines include ice cream, factory-filled jacketed ice cream cones, cottage cheese, yogurt and squeeze-up desserts.

Marketing and Sales
         Sweetheart focuses its marketing efforts on both the distributor and end-user customer. Sweetheart tailors programs, consisting of products, price, promotional and merchandising materials, training and sales/marketing coverage to effectively meet the specific needs of target customers and market segments. Sweetheart sells these programs through a direct sales organization. Sweetheart supports this process through the development of innovative new products, materials and processes, while leveraging its strong brand recognition and nationwide network of manufacturing and distribution centers.

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

         Both Sweetheart and Fonda market their products primarily to customers in the United States. During Fiscal 1999, sales to Sweetheart's customers in Canada constituted approximately 7% of that company's net sales. In Fiscal 1999, Fonda's five largest customers, including CEG, represented approximately 26% of its net sales. Fonda's largest customer, CEG, accounted for 10% of its net sales. Sweetheart's five largest customers represented approximately 32% of its net sales and its largest customer accounted for approximately 12% of its net sales. The loss of one or more large national customers could adversely affect the Company's operating results.

Sweetheart Sales
         Sweetheart has historically sold its products to two principal customer groups, institutional foodservice and food packaging. Institutional foodservice customers primarily purchase disposable hot and cold drink cups, lids, food containers, plates, bowls, cutlery and straws. Products are sold directly to national accounts and through distributors to quick service restaurant chains, full service restaurants, convenience stores, hospitals, airlines, theaters, school systems and other institutional customers. Institutional foodservice is Sweetheart's largest customer group, accounting for approximately 82% of its net sales during Fiscal 1999. Food packaging customers include national and regional dairies and food processing company's which primarily purchase paper and plastic containers. Sweetheart manufactures and markets its products in Canada to national accounts and distributors. During Fiscal 1999, Sweetheart began selling consumer foodservice products primarily through grocery stores, club stores and convenience stores.

Fonda Sales
         Institutional Market. Restaurants, schools, hospitals and other major institutions comprise Fonda's institutional market. This market represented approximately 49% of Fonda's net sales in Fiscal 1999. Fonda's predominant institutional customers of private label products include Sysco Corporation, Alliant Foodservice, Inc. and Dinex International, Inc. Institutional customers of branded products include U.S. Foodservice, Inc., Bunzl USA, Inc. and Edward Don and Company. The institutional market is serviced by brokers and dedicated field service representatives located throughout the United States. The field sales force works directly with these national and regional distributors to service the needs of the various segments of the foodservice industry.

         Consumer Market. Supermarkets, mass merchants, warehouse clubs, discount chains and other retail stores comprise the Fonda consumer market. This market represented approximately 51% of Fonda's net sales in Fiscal 1999. Fonda's consumer market is classified into four distribution channels: (i) the grocery channel, which is serviced through a national and regional network of brokers, (ii) the retail mass merchant channel, which is serviced directly by field service representatives, (iii) the specialty (party) channel, which is serviced principally through CEG (see "--Affiliated Company Sales") and (iv) the warehouse club channel, which is serviced both through national and regional networks of brokers and directly by field service representatives. Customers of Fonda's branded consumer products include Publix Super Markets, Inc., Ames Department Stores, Inc. and CVS Corporation. The Company's primary private label customers in the consumer market include The Kroger Co., Topco Associates Inc., The Stop & Shop Companies, Inc., and The Great Atlantic & Pacific Tea Company, Inc.

         Affiliated Company Sales. In Fiscal 1999, Fonda's net sales of party goods products to CEG were $26.9 million. As a result of the CEG Asset Purchase Agreement, Fonda will market and distribute these products directly to the specialty (party) channel.

Distribution
         Each of the Company's manufacturing facilities and distribution facilities includes sufficient warehouse space to store such respective facility's raw materials and finished goods as well as products from the Company's other facilities. Shipments of finished goods are made from each facility via common carrier.

Competition
         The disposable foodservice products industry is highly competitive. The Company believes that competition is principally based on product quality, customer service, price and graphics capability. Competitors include large multinational companies as well as regional and local manufacturers. The marketplace for these products is fragmented and includes participants that compete across the full line of products, as well as those that compete with a limited number of products. Some of the Company's major competitors are significantly larger than the Company, are vertically integrated and have greater access to financial and other resources.

         The Company's primary competitors in the paper, plastic and foam foodservice converted product categories include Dart Container Corporation, Fort James Corp., Solo Cup Co., International Paper Foodservice Group, Tenneco Inc, Imperial Bondware (a division of International Paper Co.), AJM Packaging Corp., Temple Inland Inc., and Fold-Pak Corp. Major competitors in the tissue and specialty foodservice converted product categories include Duni Corp., Erving Paper Products Inc., Fort James Corp. and Wisconsin Tissue Mills Inc. (a subsidiary of Georgia-Pacific Corp.). Major competitors in the food packaging categories include Cardinal Plastics, Inc., Landis Plastics, Inc., Norse Dairy Systems, Inc., Polytainer, Ltd. and Sealright Co., Inc.

Raw Materials and Suppliers
         Raw materials are a significant component of the Company's cost structure. Principal raw materials for the Company's paperboard and tissue operations include solid bleached sulfate paperboard and napkin tissue, obtained from major domestic manufacturers. Other material components include bond paper, waxed bond, corrugated boxes, poly bags, wax adhesives, coating and inks. Paperboard, napkin tissue, bond paper and waxed bond paper are purchased in "jumbo" rolls which may either be slit for in-line printing and processing, printed and processed or printed and blanked for processing into final products. Fonda's primary suppliers of paperboard stock are Georgia-Pacific Corp., Temple-Inland Inc., International Paper Co., and Gulf States Paper Corporation. Sweetheart's primary suppliers of paperboard stock are Temple-Inland Inc., Georgia-Pacific Corp. and WWF International, Ltd. Lincoln is Fonda's primary supplier of tissue. The principal raw material for the Company's plastic operations is plastic resin (polystyrene, polypropylene and high density polyethylene) purchased directly from major petrochemical companies and other resin suppliers. Resin is processed and formed into cups, lids, cutlery, meal service products, straws and containers through thermo forming and injection molding processes. The Company manufactures foam products by extruding sheets of plastic foam material that are converted into cups and plates. The Company has a number of suppliers for substantially all of its raw materials and believes current sources of supply for its raw materials are adequate to meet its requirements.

Environmental Matters
         The  Company  and its  operations  are  subject  to  comprehensive  and
frequently  changing  federal,   state,  local  and  foreign  environmental  and
occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water, and the disposal of hazardous wastes. The Company is subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at properties that it owns or operates and at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company believes that, except as noted below, there are currently no pending investigations at the Company's plants and sites relating to environmental matters. However, there can be no assurance that the Company will not be involved in any other such proceeding in the future and that any amount of future clean up costs and other environmental liabilities will not be material.

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

         On July 13, 1999, Sweetheart received a letter from the Environmental Protection Agency ("EPA") identifying Sweetheart, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at a site in Baltimore,
Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of Sweetheart or any other entity. The Company denies liability and has no reason to believe the final outcome of this matter will have a material effect on the Company's financial condition or results of operations. However, no assurance can be given about its ultimate effect on the Company, if any, given the early stage of this investigation.

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

Employees
         At September 26, 1999, Sweetheart employed approximately 6,245 persons, of whom approximately 5,292 were hourly employees. Approximately 93.5% of such employees were located at facilities in the United States and 6.5% were located at facilities in Canada. Sweetheart currently has collective bargaining agreements in effect at its facilities in Springfield, Missouri, Augusta, Georgia and Toronto, Canada which cover all production, maintenance and distribution hourly-paid employees at each respective facility and contain standard provisions relating to, among other things, management rights, grievance procedures, strikes and lockouts, seniority, and union rights. As of September 26, 1999, approximately 19.5% of such Sweetheart hourly employees were covered by the Sweetheart collective bargaining agreements. The current expiration dates of the Sweetheart collective bargaining agreements at the Springfield, Augusta and Toronto facilities are March 4, 2001, October 31, 2002 and November 30, 2000, respectively. Sweetheart considers its relationship with its employees to be good.

         At September 26, 1999, Fonda employed approximately 1,600 persons, of whom approximately 1,300 were hourly employees. Fonda has collective bargaining agreements in effect at its facilities in Appleton, Wisconsin; Oshkosh, Wisconsin; St. Albans, Vermont; Williamsburg, Pennsylvania and Maspeth, New York which cover all production, maintenance and distribution hourly-paid employees at each respective facility and contain standard provisions relating to, among other things, management rights, grievance procedures, strikes and lockouts, seniority, and union rights. The current expiration dates of the Fonda Collective bargaining agreements at the Appleton, Oshkosh, St. Albans, Williamsburg and Maspeth facilities are May 1, 2002, May 31, 2002, January 31, 2001, June 11, 2000 and October 31, 2001, respectively. Fonda considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

         The Company has converting facilities located throughout the United States and Canada. All of the Company's facilities are well maintained, in good operating condition and suitable for the Company's operations. The table below provides summary information regarding the principal properties owned or leased by Fonda and Sweetheart.

                                                             SIZE
                                                         (APPROXIMATE
                                        MANUFACTURING/     AGGREGATE      OWNED/
    LOCATION                              WAREHOUSE       SQUARE FEET)    LEASED
    --------                              ---------       ------------    ------
Fonda Facilities
Appleton, Wisconsin                          M/W              267,700       O
Glens Falls, New York                        M/W              59,100        O
Goshen, Indiana                              M/W              63,000        O
Lakeland, Florida                            M/W              45,000        L
Maspeth, New York                            M/W              130,000       L
Oshkosh, Wisconsin                           M/W              484,000       O
St. Albans, Vermont  (2 facilities)           M               124,900       O
                                              W               182,000       L
Williamsburg, Pennsylvania                   M/W              146,000       O(1)

Sweetheart Facilities
Augusta, Georgia                             M/W              339,000       O
Baltimore, Maryland                           W               194,000       L
Conyers, Georgia (2 facilities)              M/W              350,000       O
                                              W               555,000       O
Chicago, Illinois (2 facilities)             M/W              902,000       O
                                              W               587,000       L
Dallas, Texas                                M/W             1,316,000      O
Manchester, New Hampshire                    M/W              160,000       O
North Las Vegas, Nevada (2 facilities)       M/W              128,000       L
                                              W               12,000        L
Ontario, California                           W               400,000       L
Owings Mills, Maryland (3 facilities)        M/W             1,533,000      O
                                              W               267,000       O
                                             W(2)             406,000       O
Somerville, Massachusetts                    M/W              193,000       O
Springfield, Missouri (2 facilities)         M/W              925,000       O
                                              W               415,000       L
Wilmington, Massachusetts                    W(3)             307,000       L
Toronto, Ontario                             M/W              185,000       O


----------
(1) Subject to capital lease.
(2) Under contract of sale.
(3) Leased space was reduced from 400,000 in prior year.

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

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987, and is currently pending against Sweetheart in federal court. The remaining plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement
Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of Sweetheart. Following denial of a motion for reconsideration, the plaintiffs in April 1997 filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment in favor of Sweetheart. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a hearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied in January 1999. Sweetheart has begun the process of paying out the termination liability. As of December 15, 1999, the Company has disbursed $8.6 million in termination payments.

         On April 27, 1999, the plaintiffs filed a motion in the District Court for reconsideration of the court's dismissal without appropriate relief and a motion for attorneys' fees with a request for delay in determination of entitlement to such fees. On June 17, 1999, the District Court deferred these motions and ordered discovery in connection therewith. Discovery is expected to be completed by the end of December 1999. Due to the complexity involved in connection with the claims asserted in this case, the Company cannot determine at present with any certainty the amount of damages it would be required to pay should the plaintiffs prevail; accordingly, there can be no assurance that such amounts would not have a material adverse effect on the Company's financial position or results of operations.

         A patent infringement action seeking injunctive relief and damages relating to Sweetheart's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. During the fourth quarter of Fiscal 1999, mediation resulted in a settlement of this action whereby Sweetheart agreed to pay damages of $2.6 million. This amount has been fully reserved by Sweetheart, with the first of two payments, $1.6 million, made on September 30, 1999. The second payment of $1.0 million is due July 1, 2000.

         On July 13, 1999, Sweetheart received a letter from the EPA identifying it, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of Sweetheart or any other entity. Sweetheart denies liability and has no reason to believe the final outcome of this matter will have a material effect on its financial condition or results of operations. However, no assurance can be given about its ultimate effect on Sweetheart, if any, given the early stage of this investigation.

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

         As of December 15, 1999, there were four, one, and two holders of SF Holdings' Class A, Class B and Class C Common Stock, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is derived from the audited consolidated financial statements of the Company. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10K.

                                                            Nine
                                             Year           Weeks
                                            Ended           Ended
                                          September     September                      Years Ended July (1)
                                                                        ----------------------------------------------------
                                           1999 (1)          1998           1998         1997         1996         1995
                                        ---------------  -------------  ------------- ------------ ------------ ------------
                                                                         (Dollars in thousands)
Statement of Operations Data: (2)
Net sales                                  $ 1,115,582       $259,080       $553,735    $ 252,513    $ 204,903      $97,074
Cost of goods sold                             978,831        235,038        481,263      201,974      164,836       76,252
                                        ---------------  -------------  ------------- ------------ ------------ ------------
Gross profit                                   136,751         24,042         72,472       50,539       40,067       20,822
Selling, general and
  administrative expenses                       96,391         20,320         53,538       31,527       26,203       14,112
Other income, net (3)                           (1,176)          (511)       (12,166)      (1,608)           -            -
                                        ---------------  -------------  ------------- ------------ ------------ ------------
Income from operations                          41,536          4,233         31,100       20,620       13,864        6,710
Interest expense, net                           65,357         14,214         29,304        9,017        7,934        2,943
                                        ---------------  -------------  ------------- ------------ ------------ ------------
Income (loss) before taxes and
  extraordinary  loss                          (23,821)        (9,981)         1,796       11,603        5,930        3,767
Income taxes                                    (7,750)        (4,631)         2,198        4,872        2,500        1,585
Minority interest in subsidiary's loss            (441)          (548)        (1,900)           -            -            -
                                        ---------------  -------------  ------------- ------------ ------------ ------------
Income (loss) before
  extraordinary loss                           (15,630)        (4,802)         1,498        6,731        3,430        2,182
Extraordinary loss, net (4)                          -              -              -        3,495            -            -
                                        ---------------  -------------  ------------- ------------ ------------ ------------
Net income                                   $ (15,630)      $ (4,802)       $ 1,498      $ 3,236      $ 3,430      $ 2,182
                                        ===============  =============  ============= ============ ============ ============

Balance Sheet Data:
Cash                                           $ 3,665                      $ 20,703      $ 5,908      $ 1,467        $ 120
Working capital (deficit) (5)                 (112,828)                      155,524       58,003       38,931       28,079
Property, plant and equipment, net             395,015                       430,150       59,261       46,350       26,933
Total assets                                   901,874                       943,811      179,604      136,168       79,725
Total indebtedness (6)                         619,353                       622,968      122,987       87,763       48,165
Exchangeable preferred stock                    36,291                        30,680            -            -            -
Minority interest in subsidiary                  1,971                         3,020            -            -            -
Redeemable common stock (7)                      2,217                         2,139        2,076        2,179        2,115
Stockholders' equity                            (5,497)                       22,929       15,010       11,873        7,205

----------
(1) All fiscal years were 52 weeks. The Company's 1999 fiscal year ended on the last Sunday in September. Previously, it ended on the last Sunday in July. Certain prior year amounts have been reclassified to conform to current year presentation.
(2) Includes the results of operations of the Company and acquisitions since their respective dates of acquisition in accordance with purchase accounting. See Note 3 to the Financial Statements.
(3) Fiscal 1998 includes a $15.9 million gain on the sale of substantially all of the fixed assets and certain related working capital (the "Mill Disposition") of its tissue mill in Gouverneur, New York (the "Mill") and settlement in connection with the termination by the owner of the co-generation facility formerly hosted by the Company at the Mill of its obligation, among other things, to supply steam to the Mill (the "Steam Contract").
(4)The Company incurred a $3.5 million extraordinary loss (net of a $2.5 million income tax benefit) in connection with the early retirement of debt consisting of the write-off of unamortized debt issuance costs, elimination of unamortized debt discount and prepayment penalties.
(5) Includes $275.4 million current portion of long-term debt (see Note 11).
(6) Includes short-term and long-term borrowings and current maturities of long-term debt.
(7) See Note 14 to the Financial Statements.

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

General
         SF Holdings was formed in December 1997 as a holding company to facilitate the Sweetheart Investment. The Company conducts all of its operations through its principal operating subsidiaries, Sweetheart and Fonda and therefore has no significant cash flows independent of such subsidiaries. The following discussion of results of operations for the fiscal years ended July 26, 1998 and July 27, 1997 is based on the historical results of operations of Fonda for those periods and the results of operations of Sweetheart from March 12, 1998, the date of the consummation of the Sweetheart Investment, to June 30, 1998. Since the Sweetheart Investment, which was accounted for as a purchase, was consummated during the Company's third quarter of Fiscal 1998, the financial information contained herein with respect to the periods prior to the Sweetheart Investment does not reflect Sweetheart's results of operations; thus, this financial information is not necessarily indicative of the results of operations that would have been achieved had the Sweetheart Investment been consummated by the Company at the beginning of the periods presented herein or which may be achieved in the future.

         Sweetheart and Fonda are converters and marketers of disposable paper, plastic and foam foodservice and food packaging products. The prices for each subsidiary's raw materials fluctuate. When raw material prices decrease, selling prices have historically decreased. The actual impact on each company from raw materials price changes is affected by a number of factors including the level of inventories at the time of a price change, the specific timing and frequency of price changes, and the lead and lag time that generally accompanies the implementation of both raw materials and subsequent selling price changes. In the event that raw materials prices decrease over a period of several months, each company may suffer margin erosion on the sale of such inventory.

         Each of Fonda and Sweetheart's business is highly seasonal with a majority of its net cash flows from operations realized in the second and third quarters of the calendar year. Sales for such periods reflect the high seasonal demands of the summer months when outdoor and away-from-home consumption increases. In the event that Fonda's and/or Sweetheart's cash flow from operations is insufficient to provide working capital necessary to fund their respective production requirements, Fonda and/or Sweetheart will need to borrow under their respective credit facilities or seek other sources of capital. The Company believes that funds available under such credit facilities together with cash generated from operations, will be adequate to provide for each company's respective cash requirements.

Recent Developments
         On December 3, 1999, CEG, an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of the Company pursuant to a merger. In connection with the merger, 87% of CEG's common stock was exchanged for 15,000 shares of Class B Series 2 Preferred Stock of the Company. On December 6, 1999, pursuant to the CEG Asset Purchase Agreement, Fonda purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights and customer lists. In addition, pursuant to the CEG Asset Purchase Agreement, Fonda has agreed to purchase over a sixty day period certain inventory of CEG. The aggregate purchase price for the intangible assets and the inventory is $41 million ($16 million for the intangible assets and $25 million for the inventory), payable in cash, the cancellation of certain notes and warrants and the assumption of certain liabilities. The agreement further provides that Fonda may acquire other CEG assets in exchange for outstanding trade payables owed to Fonda by CEG. In connection with this agreement, Fonda will cancel the CEG Agreements. See "Certain Relationships and Related Transactions". Upon the consummation of the CEG Asset Purchase Agreement, Fonda will market, manufacture and distribute disposable party goods products directly to the specialty (party) channel of Fonda's consumer market. The transaction will be accounted for in a manner similar to pooling-of-interests.

         During Fiscal 1999, Fonda was engaged in an extensive program to improve manufacturing efficiencies and upgrade production capabilities, which included, among other things, the full implementation of the Manufacture and Supply Agreement and further consolidation of its manufacturing operations (the "Efficiency Initiatives"). This program has resulted in incremental expenses arising from start-up, training and other related expenses in Fiscal 1999 and is now substantially complete. In connection with the Efficiency Initiatives, (i) in December 1998, Fonda purchased certain paper plate manufacturing assets from Sweetheart, an affiliate, for $2.4 million and (ii) in February 1999, Fonda entered into a five year operating lease whereby Fonda leases certain paper cup manufacturing assets to Sweetheart.

Year 2000
         Fonda and Sweetheart have completed their respective Year 2000 readiness programs intended to identify the programs and infrastructures that could be effected by Year 2000 issues and resolve the problems that were identified on a timely basis.

         During the assessment phase of its year 2000 readiness program, Fonda identified potential Year 2000 issues, including those with respect to information technology systems, technology embedded within equipment it uses as well as equipment that interfaces with vendors and other third parties. Fonda has completed the upgrade of its hardware and software systems which run most of its data processing and financial reporting software applications and has consolidated certain of its in-house developed computer systems into the upgraded systems. In addition, Fonda has upgraded its telephone, data communication and network systems to ensure that they are Year 2000 ready. Embedded logic in manufacturing equipment has been tested and is now Year 2000 ready. Contingency plans have been developed for equipment that cannot be upgraded. EDI trading partners and other key business partners have been contacted to ensure that key business transactions are Year 2000 ready. Fonda has received detailed business plans and commitments from all such key partners that they are Year 2000 ready. Contingency plans have been developed to work with trading partners or to replace suppliers who cannot meet our compliance deadlines. Fonda acknowledges that its business systems are Year 2000 ready, but may experience isolated incidences of non-compliance and potential outages with respect to its information technology infrastructure. Fonda has allocated internal resources to be ready to take action should any of these events occur. Investors are cautioned, however, that Fonda's assessment of its readiness, of the costs of performing the program and the risks attendant thereto, and of the need for its contingency plans may change materially.

         Sweetheart has completed the hardware and operating systems conversion phase of its year 2000 readiness program. With respect to the application phase, Sweetheart is Year 2000 ready in all systems. Sweetheart has also completed its internal assessment phase for technology embedded within equipment and believes that a significant portion of its manufacturing equipment will not be effected by Year 2000 issues due to its operations use or it was Year 2000 ready when purchased. Sweetheart has been in contact with key vendors and business partners to ensure that key business transactions will be Year 2000 ready. As of September 26, 1999, the Company has received detailed business plans and commitments from the majority of these vendors that they are or will be Year 2000 ready. Sweetheart expects that its business systems will be Year 2000 ready, but it may experience isolated incidences of non-compliance and potential outages with respect to its information technology infrastructure. The most likely "worst case scenario" would be disruption of utility services. While such failures could affect important operations of Sweetheart, Sweetheart cannot presently estimate either the likelihood or the potential cost of such failures. Sweetheart will allocate internal resources, to be ready to take action, as a contingency plan, should these events occur. Investors are cautioned, however, that Sweetheart's assessment of its readiness, the costs of performing the program and the risks attendant thereto and the need for any additional contingency plans may change materially.

         As of September 26, 1999, both Sweetheart and Fonda have completed their respective Year 2000 readiness programs, with each company having spent $2.8 million, of which each company spent $1.6 million in Fiscal 1999. However, there can be no assurance that Sweetheart or Fonda have identifed all Year 2000 issues in their computer systems in advance of their occurrence or that they will be able to successfully remedy all problems that are discovered. Failure by Sweetheart or Fonda and/or their significant vendors and customers to complete Year 2000 readiness programs in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems which could cause fluctuations in the Company's revenues and operating profitability.

Change of fiscal year-end
         In October 1998, the Company changed its fiscal year end to the last Sunday in September. The following discussion compares the fiscal year ended September 26, 1999 to the fiscal year ended July 26, 1998 and the nine week transition period ended September 27, 1998 (the "Nine Week Transition Period") to the thirteen week period ended October 26, 1997 (the "1998 First Quarter"). The Company did not recast the data for the comparative fiscal years ended September 26, 1998 and September 28, 1997, or for the nine week period ended September 28, 1997 because certain review procedures and significant judgmental estimates that are implemented on a quarterly basis only, were not implemented for such periods. As a result of changes in certain computer systems, the Company believes it would be impractical to implement these review procedures and make such judgmental estimates to recast the prior fiscal years or nine week period.

        Results of Operations

                                              Year ended                         Years Ended July
                                              September            -----------------------------------------------
                                                1999                     1998                      1997
                                        ----------------------     ---------------------     ---------------------
                                                      % of                      % of                        % of
                                                       Net                       Net                         Net
                                           Amount     Sales            Amount   Sales            Amount     Sales
                                           ------     -----            ------   -----            ------     -----
                                                                     (Dollars in millions)
Net sales                                 $ 1,115.6     100.0 %        $ 553.7    100.0 %        $ 252.5    100.0 %
Cost of goods sold                            978.8      87.7            481.3     86.9            202.0     80.0
                                        ------------  --------     ------------ --------     ------------ --------
Gross profit                                  136.8      12.3             72.5     13.1             50.5     20.0
Selling, general and
  administrative expenses                      96.4       8.6             53.5      9.7             31.5     12.5
Other income, net                              (1.2)     (0.1)           (12.2)    (2.2)            (1.6)    (0.6)
                                        ------------  --------     ------------ --------     ------------ --------
Income from operations                         41.5       3.7             31.1      5.6             20.6      8.2
Interest expense, net                          65.4       5.9             29.3      5.3              9.0      3.6
                                        ------------  --------     ------------ --------     ------------ --------
Income (loss) before taxes
  and extraordinary loss                      (23.8)     (2.1)             1.8      0.3             11.6      4.6
Income tax expense (benefit)                   (7.8)     (0.7)             2.2      0.4              4.9      1.9
Minority interest in subsidiary's loss         (0.4)      0.0             (1.9)    (0.3)               -        -
                                        ------------  --------     ------------ --------     ------------ --------
Income (loss) before
   extraordinary loss                         (15.6)     (1.4)             1.5      0.3              6.7      2.7
Extraordinary loss, net                           -         -                -        -              3.5      1.4
                                        ------------  --------     ------------ --------     ------------ --------
Net income (loss)                           $ (15.6)     (1.4)%          $ 1.5      0.3 %          $ 3.2      1.3 %
                                        ============  ========     ============ ========     ============ ========

      Fiscal 1999 Compared to Fiscal 1998
         Net sales increased $561.8 million to $1.1 billion in Fiscal 1999 due primarily to the Sweetheart Investment in March 1998, which was partially offset by a $8.6 million decrease in net sales at Fonda and the elimination of intercompany sales. The following analysis includes $6.8 million of sales from Sweetheart to Fonda and $4.3 million of sales from Fonda to Sweetheart, which were eliminated in consolidation. Sweetheart results- Net sales increased $581.4 million, (including intercompany sales to Fonda) primarily due to the effect of the consolidation of Sweetheart's results for a full year. In addition, for the third quarter of Fiscal 1999 compared to the period from March 12,1998 to June 30, 1998, domestic net sales decreased by $1.1 million, or 0.5%. This reflected a 0.7% decrease in domestic sales volume which was partially offset by a 0.2% increase in realized domestic sales price. The increase in average realized sales price reflects price increases in selected product lines which was partially offset by a shift in sales mix to lower priced products. Foodservice sales volume increased 1.2% primarily as a result of Sweetheart's focus on revenue growth with key customers. Food packaging sales volume decreased 12.7%, primarily resulting from decreases in demand by large accounts in the food packaging customer base due to market conditions. Canadian sales increased 9.9% from the prior comparable period due primarily to increased sales volume from the introduction of new products. Fonda results- Net sales decreased $8.6 million (including intercompany sales to Sweetheart). Fiscal 1998 included $13.3 million net sales of tissue mill products prior to the March 1998 Mill Disposition. Excluding such tissue product sales, net sales increased $4.8 million in the converting operations. Net sales of party goods products decreased 8.7%, primarily due to the CEG Agreements. Such agreements resulted in a significant increase in volume, which was more than offset by a significant reduction in selling prices. The lower selling prices reflect cost savings from the License Agreement as well as anticipated savings that the Company had begun to realize from implementation of the Manufacture and Supply Agreement. Excluding such party goods products, net sales in the consumer market increased 1.6%, resulting from an increase in sales volume of 5.3%, which was partially offset by a 3.5% decrease in average selling prices. Selling prices in this market were adversely affected by reductions in raw material costs that were passed through to customers as well as more competitive market conditions. In the institutional market, net sales increased 5.2%, resulting from a 3.6% increase in sales price and a 1.5% increase in volume. The increased sales volume in the institutional market was primarily due to an increase in sales of value added converted tissue products and certain commodity paperboard products. The increase in average selling prices primarily resulted from the favorable effect on sales mix.

         Gross profit increased $64.3 million to $136.8 million in Fiscal 1999. As a percentage of net sales, gross profit decreased from 13.1% in Fiscal 1998 to 12.3% in Fiscal 1999 primarily due to a reduction in margins at Fonda and the effect of historically lower margins at Sweetheart compared to Fonda and the increased effect of Sweetheart on the percentage. Sweetheart results- Gross profit increased $76.2 million to 11.5% of net sales in Fiscal 1999 from 8.3% in Fiscal 1998. The increase in gross profit was primarily due to the consolidation of Sweetheart's results for a full year, and partially due to a shift in sales mix to more profitable products and the cost reduction initiatives implemented by Sweetheart in the latter part of the 1998 fiscal year which has resulted in improved manufacturing efficiencies Fonda results- Gross profit decreased $11.6 million from 18.0% of net sales in Fiscal 1998 to 14.2% in Fiscal 1999. Fiscal 1998 included $1.7 million gross profit from tissue mill products prior to the Mill Disposition. Excluding the gross profit from such tissue product sales, gross profit decreased $9.9 million in the converting operations. Gross profit in Fiscal 1999 was adversely affected by reduced selling prices of party goods products sold to CEG, described above, margin erosion in commodity paperboard products, as well as excess costs incurred in implementing the Efficiency Initiatives. Gross profit is expected to improve in future periods as the cost savings resulting from the Efficiency Initiatives are realized, and as a result of recent price increases in various product lines, however, there can be no assurance that such improvements will occur.

         Selling, general and administrative expenses increased $42.9 million to $96.4 million in Fiscal 1999. An increase of $48.5 million of such expenses was attributable to Sweetheart, partially offset by a reduction of costs at Fonda. As a percentage of net sales, selling, general and administrative expenses decreased from 9.7% in Fiscal 1998 to 8.6% in Fiscal 1999. The decrease as a percentage of net sales was partially due to the effects of consolidating Sweetheart, for which selling, general and administrative costs as a percentage of net sales are historically lower than at Fonda due to economies of scale. In addition, the percentage reduction was also impacted at Fonda by the reduction in selling and marketing costs due to the CEG Agreements, as well as the closure of an administrative office.

         Other income in Fiscal 1998 includes a $15.9 million pre-tax gain from the sale of Fonda's tissue mill operations and the July 1998 settlement of a steam contract related to such operations. The gain was partially offset by $2.1 million of charges resulting from the Sweetheart Investment.

         Income from operations was $41.5 million in Fiscal 1999 and $31.1 million in Fiscal 1998 as a result of the above.

         Interest  expense,  net of interest  income  increased $36.1 million to
$65.4   million  in  Fiscal  1999.   The  increase  was  primarily  due  to  the
consolidation of Sweetheart and the related financing thereof.

         The effective income tax rate was 32.5% in Fiscal 1999 compared to 122.4% in Fiscal 1998. Both the 1999 and 1998 periods reflect certain non-deductible costs relating to the investment in Sweetheart and the related financing. The effective tax rate is affected by such non-deductible costs as well as the proportionate results of both

Fonda and Sweetheart. As a result of the above and the addback of minority interest representing 10% of Sweetheart's historical loss, the net loss was $15.6 million in Fiscal 1999 compared to net income of $1.5 million in Fiscal 1998.

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

Nine Weeks Ended September 27, 1998 Compared to Thirteen Weeks Ended October 26, 1997

                                                                  Nine weeks ended            Thirteen weeks ended
                                                                   September 27,                 October 26,
                                                                      1998                          1997
                                                            --------------------------    -------------------------
                                                                               % of                           % of
                                                              Amount         Net Sales       Amount       Net Sales
                                                            ------------ -------------    -----------  ------------
                                                                              (Dollars in millions)
Net sales                                                       $ 259.1         100.0 %       $ 70.7         100.0 %
Cost of goods sold                                                235.0          90.7           57.5          81.4
                                                            ------------ -------------    -----------  ------------
   Gross profit                                                    24.0           9.3           13.1          18.6
Selling, general and
   administrative expenses                                         20.3           7.8            8.4          11.9
Other income, net                                                  (0.5)         (0.2)             -             -
                                                            ------------ -------------    -----------  ------------
   Income from operations                                           4.2           1.7            4.7           6.7
Interest expense, net                                              14.2           5.5            2.9           4.2
                                                            ------------ -------------    -----------  ------------
   Income before taxes                                            (10.0)         (3.8)           1.8           2.5
Income tax (benefit) provision                                     (4.6)         (1.8)           0.8           1.1
Minority interest in subsidiary's loss                             (0.5)         (0.2)             -             -
                                                            ------------ -------------    -----------  ------------
   Net income                                                    $ (4.9)         (1.9)%        $ 1.0           1.5 %
                                                            ============ =============    ===========  ============

         Net sales were $259.1 million in the Nine Week Transition Period (including $216.4 million as a result of the consolidation of Sweetheart) and $70.7 million in the 1998 First Quarter. Net sales decreased $3.4 million, excluding the effects of consolidating Sweetheart, from $46.1 million for the comparable nine week period ended September 28, 1997 to $42.7 million for the Nine Week Transition Period. The 1997 nine week period included $3.0 million of net sales of tissue mill products relating to operations that were sold in March 1998. For the comparable nine week periods, excluding the effects of consolidating Sweetheart, sales volume in the Company's converting operations increased 2.7% in the consumer market and decreased 9.4% in the institutional market. Average selling prices decreased 4.7% in the consumer market and increased 13.3% in the institutional market. The reduction in selling prices in the consumer market primarily reflects lower pricing of certain party goods products sold to CEGDuring the Nine Week Transition Period, the reduction in sales revenues of such party goods products sold to CEG exceeded royalty income by approximately $.7 million. In the institutional market, the reduction in sales volume and offsetting increase in selling prices was primarily due to a change in sales mix, whereby Fonda emphasized the sale of value added converted tissue products rather than commodity products.

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

Liquidity and Capital Resources
         Historically, the Company's subsidiaries have relied on cash flow from operations, sale of non-core assets and borrowings to finance their respective working capital requirements, capital expenditures and acquisitions. SF Holdings is a holding company and does not anticipate any material cash needs until 2003 when interest on the Discount Notes and dividends on the Exchangeable Preferred become payable in cash.

         The negative working capital results from the reclassification of the Sweetheart Secured Notes which mature on September 1, 2000 and the Sweetheart U.S. Credit Facility (as defined below) which matures on August 1, 2000, totaling $274.5 million, from long-term to current debt.

         Net cash provided by operating activities in Fiscal 1999 was $42.7 million compared to $7.9 million in Fiscal 1998. Sweetheart provided $49.8 million in Fiscal 1999 compared to a use of cash of $4.0 million in the 1998 Transition Period and $1.8 million provided in Fiscal 1998. This increase at Sweetheart is due to the consolidation of their results for a full year, the improvement in their operating performance and the reduction of cash expended on non-recurring charges. Fonda used $7.7 million in Fiscal 1999 in its operating activities and $7.6 million in the 1998 Transition Period. Net cash provided by Fonda's operating activities was $7.0 million in Fiscal 1998. The use of cash from operating activities in Fiscal 1999 and the 1998 Transition Period includes a $14.0 million increase in affiliated company receivables, primarily due to increased sales to CEG as a result of the CEG Agreements (see "Certain Relationships and Related Transactions") as well as extended payment terms. The Company expects that upon consummation of the CEG Asset Purchase Agreement, CEG will satisfy all amounts due. A $5.4 million decrease in Fonda's trade receivables, was also primarily due to the CEG Agreements, as all party goods products previously sold to unaffiliated companies are now sold to CEG.

         Capital expenditures in Fiscal 1999 were $40.8 million, including (i) $13.8 million at Sweetheart for new production equipment, $3.8 million for facility improvements, and $1.5 million for management information systems; (ii) $10.3 million at Fonda for converting equipment, primarily associated with its Efficiency Initiatives, and $.8 million for management information systems. The remaining capital expenditures in Fiscal 1999 were primarily routine capital improvements. Capital expenditures in Fiscal 1998 were $13.7 million, including
(i) $2.2 million at Sweetheart for new cup making equipment and $1.0 million for management information systems and (ii) $1.8 million at Fonda related to the installation of a second paper machine at the Mill and $1.2 million for plate converting equipment. The remaining $7.5 million in Fiscal 1998 were for routine capital improvements. Capital expenditures in Fiscal 1997 were $10.4 million, including $8.2 million related to the installation of a second paper machine at the Mill. The remaining $2.2 million in Fiscal 1997 were for routine capital improvements. In addition, during Fiscal 1998 Fonda (i) received proceeds of $34.8 million, net of transaction costs and fees, from (a) the Mill Disposition,
(b) the Steam Contract, and (c) the sale of unutilized equipment; and (ii) acquired certain net assets of a manufacturer of white paper plates for $6.9 million. (See Note 3 of Notes to Financial Statements).

         Funding for the cash portion of the Sweetheart Investment, including transaction fees, was provided by (i) $77.5 million in net proceeds from the sale of units consisting of $144.0 million aggregate principal amount at maturity of 12 3/4% Senior Secured Discount Notes due 2008 (the "Discount
Notes")  and  28,800  shares  of Class C Common

Stock, and (ii) a $15 million investment in Class B preferred stock by CEG. Until March 15, 2003, accrued interest on the Discount Notes will not be paid but will accrete semi-annually, thereby increasing the value of the Discount Notes.

         Also on March 12, 1998, the Company issued units consisting of $30.0 million of 13 3/4% Exchangeable Preferred Stock due 2009 (the "Exchangeable Preferred") and 11,100 shares of Class C Common Stock. Until March 15, 2003 cumulative dividends may be paid quarterly, either in cash or by the issuance of additional shares of Exchangeable Preferred, at the Company's option. Thereafter, dividends will be payable in cash. The Exchangeable Preferred is exchangeable at the Company's option into 13 3/4% subordinated notes due March 15, 2009. As of December 15, 1999, dividends on the Exchangeable Preferred have been paid by the issuance of additional shares of Exchangeable Preferred.

         The principal amount of Fonda's $120 million of 9 1/2% Series A Senior Subordinated Notes due 2007 (the "Fonda Notes") is payable on February 28, 2007 and interest is payable semi-annually in arrears. Fonda may, at its election, redeem the Fonda Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.750% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The Fonda Notes provide that upon the occurrence of a Change of Control (as defined therein), the holders thereof will have the option to require the redemption of the Fonda Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

         Fonda's revolving credit facility, which expires March 31, 2001, provides up to $50 million borrowing capacity, collateralized by eligible accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. At September 26, 1999, $11.7 million was outstanding and $27.8 million was the maximum advance available based upon eligible collateral. At September 26, 1999, borrowings were available at the bank's prime rate (8.50%) plus .25% and at LIBOR (approximately 5.38%) plus 2.25%. At December 15, 1999, as a result of the CEG Asset Purchase Agreement, $21.4 million was outstanding and $16.5 million was the maximum advance available.

         Sweetheart's revolving credit facility, as amended, provides for borrowings in an amount of up to $135.0 million, subject to borrowing base limitations (the "Sweetheart U.S. Credit Facility"). Borrowings under the Sweetheart U.S. Credit Facility mature on August 1, 2000 and as of September 26, 1999, $42.3 million is available. Borrowings under the Sweetheart U.S. Credit Facility bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.25%, or (ii) a bank's base rate plus 1.00%. The Sweetheart U.S. Credit Facility is secured by accounts receivable, inventory, equipment, intellectual property, general intangibles and the proceeds on the sale of any of the foregoing. A Canadian subsidiary of Sweetheart has a term loan and revolving credit facility which provides for a term loan facility of up to Cdn $10.0 million and a revolving credit facility of up to Cdn $10.0 million (the "Sweetheart Canadian Credit Facility" and with the Sweetheart U.S. Credit Facility, the "Sweetheart Credit Facilities"). Term loan borrowings under the Sweetheart Canadian Credit Facility are payable quarterly through May 2001 and revolving credit borrowings and term loan borrowings have a final maturity date of June 15, 2001. As of September 26, 1999, Cdn $4.3 million (approximately $2.9 million) was available under such facility. The Sweetheart Canadian Credit Facility is secured by all of the existing and after acquired real and personal, tangible assets of such Canadian subsidiary and the net proceeds on the sale of any of the foregoing. Borrowings under the Sweetheart Canadian Credit Facility bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings, and an index rate plus 2.50% with respect to the term loan borrowings.

         The Sweetheart Notes include: (i) $190.0 million of 9 5/8% Senior Secured Notes due September 1, 2000 (the "Sweetheart Secured Notes") and (ii) $110.0 million of 10 1/2% Senior Subordinated Notes due September 1, 2003 (the "Sweetheart Subordinated Notes"). Sweetheart may, at its election, redeem the Sweetheart Secured Notes at any time at a redemption price equal to the face amount, plus accrued interest. Although Sweetheart intends to refinance this debt, there can be no assurances that Sweetheart will be able to obtain such refinancing on terms and conditions acceptable to the Company. The Sweetheart Secured Notes are secured by mortgages on the real property owned by Sweetheart. Payment of principal and interest on the Sweetheart Subordinated Notes is subordinate to Senior Indebtedness (as defined therein), which includes the Sweetheart U.S. Credit Facility and the Sweetheart Secured Notes. Sweetheart may, at its election, redeem the Sweetheart Subordinated Notes at any time at a redemption price equal to a percentage (102.625% and declining in annual increments to 100% after August 31, 2001) of the principal amount, plus accrued interest. The Sweetheart Notes provide that upon the occurrence of a Change of Control (as defined therein) the holders will have the option to require the redemption of the Sweetheart Notes at a redemption price equal to 101% of the principal amount, plus accrued interest.

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

         Pursuant to the asset sale covenant under the indenture governing the Fonda Notes, Fonda reinvested approximately $10 million of the net proceeds from the Mill Disposition in fixed assets within 270 days of such disposition.

         In January 1999, the United States Supreme Court denied plaintiffs' Petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084. The court decided that the Plan was lawfully terminated. On April 27, 1999, the Plaintiffs filed a motion in the District Court for reconsideration of the court's dismissal without appropriate relief and a motion for attorneys' fees with a request for delay in determination of entitlement to such fees. On June 17, 1999, the District Court deferred these motions and ordered discovery in connection therewith. Discovery is expected to be completed by the end of December 1999. Sweetheart has begun the process of paying out the termination liability. As of the fiscal year ending September 26, 1999, Sweetheart had disbursed $3.7 million in termination payments. The initial estimate of the total termination liability, less these payments, exceeds assets set aside in the Plan by approximately $16.3 million, which amount has been fully reserved by Sweetheart. As of December 15, 1999, Sweetheart has disbursed $8.6 million in termination payments. The remaining payments are expected to be paid during Fiscal 2000. Sweetheart's operating plan contemplates that cash generated by operations and amounts available under its credit facilities will be sufficient to make the required payments under the Plan when due. However, there can be no assurance that Sweetheart will achieve its operating plan and have the necessary cash to make these payments. Failure by Sweetheart to make such payments could have a material adverse effect on the Company and its financial condition. See "Item 3. Legal Proceedings".

         During Fiscal 1998, Fonda redeemed shares of Class A common stock (pre-Merger shares) for $9.8 million pursuant to an offer to repurchase a certain number of shares of its common stock (pre-Merger shares) from its stockholders on a pro rata basis.

         During Fiscal 1999, the Company did not incur material costs for compliance with environmental law and regulations.

         The Company believes that cash generated by each of Fonda's and Sweetheart's operations, combined with amounts available under its respective credit facilities as well as funds generated by non-core asset sales by Sweetheart should be sufficient to fund each of Fonda's and Sweetheart's respective operating needs, including Sweetheart's termination liabilities under the Plan, planned capital expenditures and debt service requirements for the foreseeable future.

Net Operating Loss Carryforwards
         As of September 26, 1999, Sweetheart had approximately $214 million of net operating loss carryforwards ("NOLs") which expire at various dates from 2004 through 2019. Fonda has $1.9 million of state net operating loss carryforwards which expire at various dates from 2003 through 2020. For federal income tax purposes, Fonda's net operating losses will be carried back to Fiscal 1998. Although the Company expects that sufficient taxable income will be generated in the future to realize these NOLs, there can be no assurance future taxable income will be generated to utilize such NOLs.

Impact of Recently Issued Accounting Standards

         The impact of recently issued accounting standards is discussed in Note 2 of Notes to the Financial Statements.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         The Company is exposed to market risk related to interest rates on its fixed and variable rate long-term debt.
         Variable interest rate risk: The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under its revolving credit agreement. Based on amounts outstanding under the Company's revolving credit agreement at September 26, 1999, a 100 basis point increase in market rates would increase interest expense and decrease earnings before income taxes by approximately $.1 million. This sensitivity analysis does not consider any actions management might take to mitigate its exposure in the event of a change of such magnitude.

         Fixed interest rate risk: The fair value of the Company's fixed rate debt may also be subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based upon the interest rate of the Company's fixed rate debt at September 26, 1999, the fair value of such debt approximate their carrying amounts except as follows: the Discount Notes, the Fonda Notes and the Sweetheart Subordinated Notes are approximately 67%, 87% and 86%, respectively, of carrying amounts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements and Schedule attached hereto and listed in
Item 14 (a)(1) and (a)(2) hereof.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the directors and executive officers of SF Holdings:

   NAME                  AGE             POSITION
   ----                  ---             --------
Dennis Mehiel            57      Chairman and Chief Executive Officer
Thomas Uleau             55      President, Chief Operating Officer and Director
Hans Heinsen             46      Senior Vice President, Chief Financial Officer
                                    and Treasurer
Harvey L. Friedman       57      Secretary and General Counsel
Alfred B. DelBello       64      Vice Chairman
James Armenakis          56      Director
W. Richard Bingham       63      Director
Gail Blanke              51      Director
John A. Catsimatidis     51      Director
Chris Mehiel             60      Director
Jerome T. Muldowney      54      Director
G. William Seawright     58      Director
Lowell P. Weicker, Jr.   68      Director

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

         W. Richard Bingham became a Director of SF Holdings upon the consummation of the Sweetheart Investment. Mr. Bingham co-founded American Industrial Partners Management Company, Inc. ("AIPM") and has been a director and officer of the firm since 1989. He is also a general partner of American Industrial Partners. Prior to co-founding AIPM, Mr. Bingham was a Managing Director of Shearson Lehman Brothers from 1984 until 1987. Prior to joining Shearson Lehman Brothers, Mr. Bingham was Director of the Corporate Finance Department, a member of the board, and head of Mergers & Acquisitions at Lehman Brothers Kuhn Loeb Inc. Prior thereto, he directed investment banking operations at Kuhn Loeb & Company where he was a partner and member of the board and executive committee. He formerly served on the board of directors of Avis Inc., ITT Life Insurance Corporation and Valero Energy Corporation.

         Gail Blanke has served as a Director of SF Holdings since February 1998. She also has been a director of Fonda since January 1997. She has been President and Chief Executive Officer of Gail Blanke's Lifedesigns, LLC since March 1995. Lifedesigns was founded in March 1995 as a division of Avon Products, Inc. ("Avon") and was spun off from Avon in March 1997. Prior thereto, she held the position of Corporate Senior Vice President of Avon since August 1991. She also held a number of management positions at CBS, Inc., including the position of Manager of Player Promotion for the New York Yankees. Ms. Blanke will be serving her second consecutive term as President of the New York Women's Forum.

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

ITEM 11.   EXECUTIVE COMPENSATION

         No executive officer of SF Holdings was paid any compensation by SF Holdings. SF Holdings' executive officers also serve as executive officers of Sweetheart and/or Fonda and such persons are not separately compensated by SF Holdings. In addition, except as set forth below under "Stock Options," In Fiscal 2000, the Company expects to establish a stock option and restricted stock program to select employees of the Company and its subsidiaries.

         The following table sets forth the compensation earned, whether paid or deferred, to the Company's Chief Executive Officer and its other four most highly compensated executive officers (collectively, the "Named Officers") for Fiscal 1999, the 1998 Nine Week Transition Period ("1998 TP"), Fiscal 1998, and Fiscal 1997 for services rendered in all capacities to the Company during such periods. In addition to their positions at Fonda, Dennis Mehiel, Thomas Uleau and Hans Heinsen are executive officers of Sweetheart. In addition, Michael Hastings, an officer of Fonda, is an officer of Sweetheart. In Fiscal 1999, such persons received compensation from both Sweetheart and Fonda.

                                                                            SECURITIES    ALL OTHER
NAME AND PRINCIPAL                                                          UNDERLYING     COMPEN-
POSITION                          YEAR    SALARY     BONUS       OTHER(1)    SARS (#) (2)  SATION (3)
 --------                         ----    ------     -----       --------   ------------   ----------
Dennis Mehiel                     1999   $524,650   $415,000      $--           --           $--
 Chairman and Chief               1998 TP  88,793       --                      --
 Executive Officer                1998    304,150    150,000       --           --            --
                                  1997    168,750     75,000       --           --            --

Thomas Uleau                      1999   $348,654   $445,000       --           --          78,037(4)
 President and Chief              1998     59,456       --         --           --           4,004

                                                                            SECURITIES    ALL OTHER
NAME AND PRINCIPAL                                                          UNDERLYING     COMPEN-
POSITION                          YEAR    SALARY     BONUS       OTHER(1)    SARS (#) (2)  SATION (3)
 --------                         ----    ------     -----       --------   ------------   ----------
 Operating Officer                1998    230,631     80,000       --          1,950        42,313(4)
                                  1997    196,250     75,000       --          1,950         9,504

 Hans Heinsen                     1999    235,140    217,000       --           --          13,547
   Senior Vice President,         1998 TP  36,175       --         --           --           1,548
   Chief Financial Officer        1998    206,392     90,000       --          1,950        10,705
   and Treasurer                  1997     56,000       --        1,950       10,371
                                                                                           170,000

 Michael Hastings                 1999   $199,231   $255,000       --           --          49,722(5)
   Senior Vice President          1998 TP  33,162       --         --           --          52,957(5)
                                  1998    184,704     60,000       --          1,950         9,246
                                  1997    164,423     60,000       --          1,950         8,203

 Robert Korzenski                 1999    222,181     75,000       --           --          13,767
 Senior Vice President(1)         1998 TP  30,769       --         --           --           1,548
                                  1998    188,590    100,000       --          1,950        10,419
                                  1997    164,423     50,000      1,950       10,216


----------
(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Officers did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus and (ii) $50,000. Thus, such amounts are not reflected in the table.
(2) Reflects Fonda SARs.
(3) Reflects matching contributions by Fonda under Fonda's 401(k) Plans, long-term disability, and life insurance premiums
(4) Includes relocation expenses of $67,604 in Fiscal 1999 and $29,167 in Fiscal 1998.
(5) Includes relocation expenses of $41,414 in Fiscal 1999 and $50,249 in the 1998 TP.

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

Stock Options
         Pursuant to the Sweetheart Investment, Dennis Mehiel currently holds 71,515 currently exercisable options to purchase Class A Common Stock of SF Holdings.

         On March 12, 1998, all outstanding options to purchase stock of Sweetheart were cashed out in full pursuant to the agreement governing the Sweetheart Investment.

The following table provides information on the vested status of stock appreciation rights ("SARs") at September 26, 1999 to the Named Officers. There were no SARs granted during Fiscal 1999.

                                                   1999 SAR Grant                                    Number of
                          ------------------------------------------------------------------        Unexercised
                                                                                                     SARs at
                                              % of Total                                          Sept. 26, 1999
                              # of            Granted to         Exercise                       --------------------
                           Securities          Employees          or Base         Expira-
                           Underlying          In Fiscal         Price Per          tion         Exercisable/ (1)
Name                          Grant              Year              Share            Date           Unexercisable
                          --------------    ----------------    ------------     -----------    --------------------
Thomas Uleau                   --                 --                --               --             3,900/3,900

Hans Heinsen                   --                 --                --               --             2,340/3,510

Michael Hastings               --                 --                --               --             3,900/3,900

Robert Korzenski               --                 --                --               --             3,900/3,900


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

         The following table sets forth certain information as of December 15, 1999 with respect to the beneficial ownership of the shares of common stock of SF Holdings.

                                                                         BENEFICIAL OWNERSHIP
                                                                         --------------------
NAME AND ADDRESS OF                                                  NUMBER OF       PERCENTAGE OF
 BENEFICIAL OWNER                                                     SHARES        OWNERSHIP(1)(2)
 ----------------                                                     ------        ---------------
Dennis Mehiel
 373 Park Avenue South
 New York City, NY 10016  .  .  .  .  .  .  .  .  .  .  .  .  .  .     692,969             80.2%
Thomas Uleau
   10100 Reisterstown Road
   Owings Mills, Maryland  21117   .  .  .  .  .  .  .  .  .   .  .     12,739              1.5%
All executive officers and directors
  as a group (3 persons) .  .  .  .  .  .  .  .  .  .  .  .   .   .    715,243             82.8%

(1) Includes 56,459 shares of Class B common stock, 39,900 shares of Class C common stock and 133,494 shares of Class A common stock of SF Holdings that would be issuable upon conversion of Class B Series 1 Preferred Stock.
(2) Includes 71,515 shares underlying options to purchase Class A common stock of SF Holdings, which are presently exercisable, and 134,138 shares which Mr. Mehiel has the power to vote pursuant to a voting trust agreement between his spouse, Edith Mehiel, and himself.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Fonda leases a building in Jacksonville, Florida from Dennis Mehiel on terms the Company believes are no less favorable than could be obtained from independent third parties and were negotiated on an arm's length basis. Annual payments under the lease are $.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, Mr. Mehiel can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the
Company terminated it operations at this facility and had been seeking a sublease tenant. Effective October 1, 1999, Four M Corporation ("Four M"), an affiliate, has assumed a portion of the obligations under this lease. Rent expense, net of sublease income on a portion of the premises subleased through May 1998 to Four M, was $.1 million in Fiscal 1999, less than $.1 million in the 1998 Transition Period, and $.1 million in both Fiscal 1998 and 1997.

         In  Fiscal  1998,  Fonda  entered  into a license  agreement  with CEG, whereby CEG was granted the exclusive rights to use certain of Fonda's trademarks and trade names in connection with the manufacture, distribution and sale of disposable party goods products for a period of five years, subject to extension. In connection therewith, Fonda has received an annual royalty equal to 5% of CEG's cash flow, as determined in accordance with a formula specified in such agreement. In Fiscal 1999, Fonda entered into an exclusive manufacture and supply agreement with CEG (together with the before mentioned license agreement, the "CEG Agreements"). Pursuant to such agreement, Fonda manufactures and supplies all of CEG's requirements for, among other items, disposable paper plates, cups, napkins and tablecovers. Fonda sells such manufactured products to CEG in accordance with a formula based on Fonda's cost. Also in Fiscal 1999, Fonda purchased certain manufacturing assets from CEG for $4.9 million and entered into operating leases whereby Fonda leases to CEG certain non-manufacturing assets for annual lease income of $.1 million. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms. The assets purchased from CEG were recorded in machinery and equipment as a carryover of CEG's book value ($1.4 million) and the excess of the purchase price over such CEG amounts, net of income tax, was charged to stockholders' equity. Fonda believes the terms on which it (i) granted license rights to CEG, (ii) manufactured and supplied products for CEG, (iii) purchased manufacturing assets from CEG, and (iv) leased non-manufacturing assets to CEG are at least as favorable as those it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         On December 3, 1999, CEG became an 87% owned subsidiary of the Company pursuant to a merger. In connection with the merger, 87% of CEG's common stock was exchanged for 15,000 shares of Class B Series 2 Preferred Stock of the Company. On December 6, 1999, pursuant to the CEG Asset Purchase Agreement, Fonda purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights, and customer lists. In addition, pursuant to the CEG Asset Purchase Agreement, Fonda has agreed to purchase over a sixty day period certain inventory of CEG. The aggregate purchase price for the intangible assets and the inventory is $41 million ($16 million for the intangible assets and $25 million for the inventory), payable in cash, the cancellation of certain notes and warrants, and the assumption of certain liabilities. The agreement further provides that Fonda may acquire other CEG assets in exchange for outstanding trade payables owed to Fonda by CEG. In connection with this agreement, Fonda will cancel the CEG Agreements. Upon the consummation of the CEG Asset Purchase Agreement, Fonda will market, manufacture and distribute disposable party goods products directly to the specialty (party) channel of the Company's consumer market. Independent appraisals were obtained to determine the fairness of the purchase price for such assets. Fonda believes the terms on which it purchased such assets are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         On March 12, 1998, Fonda amended certain terms of the $2.6 million Promissory Note dated February 27, 1997, made by CEG in favor of Fonda (the "CEG Note"). The 10% annual interest rate on the CEG Note was converted to pay-in-kind, the CEG Note's 2002 maturity was extended for an additional three years and the CEG Note was made subordinate to Senior Debt (as such term is defined therein). In connection with such amendment, Fonda was also issued a warrant to purchase, for a nominal amount, 2.5% of CEG's common stock. The Company believes that the terms of such loan and the amendments thereto are no more favorable to CEG than those that CEG could otherwise have obtained from unrelated third parties and such terms were negotiated on an arm's length basis. The CEG Note was canceled on December 6, 1999 in partial consideration of the CEG Asset Purchase Agreement.

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

         Net sales to CEG were $26.9 million in Fiscal 1999, $6.9 million in the 1998 Transition Period, $17.0 million in Fiscal 1998 and $7.8 million in Fiscal 1997. Accounts receivable from CEG was $12.6 million at September 26, 1999 compared to $.5 million at July 26, 1998. Net sales to Fibre Marketing were $3.9 million in Fiscal 1999, $.4 million in the 1998 Transition Period, $4.2 million in Fiscal 1998 and $3.6 million in Fiscal 1997. The Company also purchases corrugated containers from Four M, which were $7.8 million in Fiscal 1999, $1.4 million in the 1998 Transition Period, $1.1 million in Fiscal 1998 and $.9 million in Fiscal 1997. The Company believes that the terms on which it sold or purchased products from related parties are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. In Fiscal 1998, the Company contracted with The Emerald Lady, Inc., an affiliate, to provide air transportation services. The Company incurred $.9 million for such services in Fiscal 1999, $.1 million in the 1998 Transition Period and $.3 million in Fiscal 1998. The Company believes that the terms on which it purchases such services are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. All of the above mentioned affiliates are under the common control of the Company's Chief Executive Officer.

         At September 26, 1999, Fonda had demand loan receivables from its Chief Executive Officer totaling $275,000 plus accrued interest at 10% .

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

(a)      (1) - Financial Statements
         The following financial statements of the Company are included in this report:

            Independent  Auditors' Report                                    F-1
            Consolidated  Balance Sheets as of  September  26, 1999
             and July 26, 1998                                               F-2
            Consolidated Statements of Operations and Comprehensive
             Income (Loss) for the year ended  September 26, 1999,
             the nine week transition period ended September 27, 1998,
             and the years ended July 26, 1998 and July 27, 1997             F-3
            Consolidated  Statements of Cash Flows for the year
             ended September 26, 1999, the nine week transition
             period ended September 27, 1998, and the years ended
             July 26, 1998 and July 27, 1997                                 F-4
            Notes to Financial Statements                                    F-5

(a)  (2) - Financial Statement Schedule
         The following schedule to the financial statements of the Company is included in this report:

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

     Exhibit #                                       Description of Exhibit

         2.1 Investment Agreement, dated as of December 29, 1997, among the Stockholders of Sweetheart Holdings Inc. ("Sweetheart Holdings"), Creative Expressions Group, Inc. ("CEG") and SF Holdings Group, Inc. ("SF Holdings").
         3.1      Restated Certificate of Incorporation of the Company.
         3.2      By-laws of the Company.
         4.1 Indenture, dated as of March 12, 1998, between SF Holdings and The Bank of New York.
         4.2 Form of 123/4% Series A and Series B Senior Secured Discount Notes, dated as of March 12, 1998 (incorporated by reference to Exhibit 4.1).
         4.3 Registration Rights Agreement, dated as of March 12, 1998, among SF Holdings, Bear, Stearns & Co. Inc. and SBC Warburg Dillon Read Inc. (the "Initial Purchasers").
         4.4 Registration Rights Agreement, dated as of March 20, 1998, between the Company, American Industrial Partners Management Company, Inc. ("AIPM") and Bear, Stearns & Co., Inc.
         4.5      Form of Certificate of Exchangeable Preferred Stock.
         4.6 Form of Indenture between the Company and The Bank of New York governing the 133/4% Subordinated Notes due March 15, 2009.

         4.7 Paragraph A of Article Fourth of the Restated Certificate of Incorporation of the Company (incorporated by reference to
                  Exhibit 3.1).
         10.1 Stockholders' Rights Agreement, dated as of March 12, 1998, among SF Holdings and the persons listed on Schedule I thereto.
         10.2 Stockholders' Agreement, dated as of March 12, 1998, among Sweetheart Holdings, SF Holdings and the Original Stockholders.
         10.3 Stockholders Agreement, dated as of March 12, 1998, among SF Holdings and the Initial Purchasers.
         10.4 Pledge Agreement, dated as of March 12, 1998, between SF Holdings and the Bank of New York.
         10.5 Tax Sharing Agreement, dated as of March 12, 1998, among SF Holdings and The Fonda Group, Inc ("Fonda").
         10.6 Second Restated Management Services Agreement, dated as of March 12, 1998, among Sweetheart Holdings, Sweetheart Cup Company Inc. ("Sweetheart Cup"), American Industrial Partners Management Company, Inc. ("AIPM") and SF Holdings.
         10.7 Amendment No. 1 to Second Restated Management Services Agreement, dated as of March 12, 1998, among Sweetheart Holdings, Sweetheart Cup, AIPM and SF Holdings.
         10.8 Assignment and Assumption Agreement, dated as of March 12, 1998, between SF Holdings and Fonda.
         10.9 Stockholders Agreement, dated as of March 20, 1998, between the Company and Bear, Stearns & Co., Inc.
         10.10    Executive  Retention  Pay  Agreement,  dated as of  October 1,
                  1997, between Sweetheart Holdings and Daniel M. Carson.
         10.11    Executive  Retention  Pay  Agreement,  dated as of  October 1,
                  1997, between Sweetheart Holdings and William H. Haas.
         10.12    Executive  Retention  Pay  Agreement,  dated as of  October 1,
                  1997, between Sweetheart Holdings and James R. Mullen.
         10.13    Special Incentive  Agreement between Sweetheart  Holdings Inc.
                  and its subsidiary, Sweetheart Cup Company Inc. and William H. Haas dated November 18, 1996.
         10.14 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Daniel M. Carson dated November 18, 1996.
         10.15 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and James R. Mullen dated November 18, 1996.
         10.16 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and James R. Mullen dated December 19, 1997.
         10.17 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Daniel M. Carson dated December 19, 1997.
         10.18 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William H. Haas dated December 19, 1997.
         10.19* Asset Purchase Agreement, dated as of December 6, 1999 between Creative Expressions Group, Inc and Fonda.
         16.1     Letter regarding change in certifying accountant.
         27.1     * Financial Data Schedule.

      ----------------
*        filed herein.

(b) No reports were filed on Form 8-K during the fourth quarter ended September 26, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on December 27, 1999. SF HOLDINGS GROUP, INC.


                                    By:   /s/ DENNIS MEHIEL
                                          -----------------
                                              Dennis Mehiel
                                              Chairman of the Board and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated. Signature Title(s) Date

  /s/ DENNIS MEHIEL             Chairman of the Board and      December 27, 1999
  ----------------------------- Chief Executive Officer
         Dennis Mehiel          (Principal Executive Officer)



  /s/ THOMAS ULEAU              President, Chief Operating    December 27, 1999
  ----------------------------- Officer and Director
         Thomas Uleau

  /s/ HANS H. HEINSEN           Senior Vice President, Chief   December 27, 1999
    --------------------------- Financial Officer and Treasurer
         Hans H. Heinsen        (Principal Financial and Accounting
                                Officer)

  /s/ ALFRED B. DELBELLO        Vice Chairman                  December 27, 1999
  ---------------------------
         Alfred B. DelBello

  /s/ W. RICHARD BINGHAM        Director                       December 27, 1999
  ---------------------------
         W. Richard Bingham

  /s/ JAMES J. ARMENAKIS        Director                       December 27, 1999
  ---------------------------
         James J. Armenakis

  /s/ JOHN A. CATSIMATIDIS      Director                       December 27, 1999
  ---------------------------
         John A. Catsimatidis

  /s/ CHRIS MEHIEL              Director                       December 27, 1999
  ---------------------------
         Chris Mehiel

  /s/ JEROME T. MULDOWNEY       Director                       December 27, 1999
  ---------------------------
         Jerome T. Muldowney

  /s/ G. WILLIAM SEAWRIGHT      Director                       December 27, 1999
  ---------------------------
         G. William Seawright

  /s/ LOWELL P. WEICKER, JR.    Director                       December 27, 1999
  ---------------------------
         Lowell P. Weicker, Jr.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
SF Holdings Group, Inc.


         We have audited the accompanying consolidated balance sheets of SF Holdings Group, Inc. and subsidiaries (the "Company") as of September 26, 1999 and July 26, 1998 and the related consolidated statements of operations and comprehensive income (loss), and cash flows for the year ended September 26, 1999, the nine week transition period ended September 27, 1998, and the years ended July 26, 1998 and July 27, 1997. Our audits also included the financial statement schedule listed at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SF Holdings Group, Inc. and subsidiaries as of September 26, 1999 and July 26, 1998 and the results of its operations and its cash flows for the year ended September 26, 1999, the nine week transition period ended September 27, 1998, and the years ended July 26, 1998 and July 27, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Baltimore, Maryland
December 23, 1999

                             SF HOLDINGS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                              September 26,     July 26,
                                                                                 1999              1998
                                                                           --------------   --------------
ASSETS
Current assets:
    Cash and cash equivalents                                                    $ 3,665         $ 20,703
    Cash in escrow                                                                     -            6,819
    Accounts receivable, less allowance for doubtful
      accounts of $2,630 and $3,569, respectively                                113,012          120,112
    Due from affiliates                                                           13,834            1,313
    Inventories                                                                  169,994          168,493
    Deferred income taxes                                                         19,167           17,322
    Spare parts                                                                   18,421           17,940
    Other current assets                                                           6,154            2,086
                                                                           --------------   --------------
         Total current assets                                                    344,247          354,788
Property, plant and equipment, net                                               395,015          430,150
Goodwill, net                                                                     98,176           94,865
Deferred income taxes                                                             38,424           32,572
Other assets, net                                                                 26,012           31,436
                                                                           --------------   --------------
                                                                               $ 901,874        $ 943,811
                                                                           ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                             $ 77,680         $ 78,013
   Accrued expenses and other current liabilities                                103,398          117,426
   Current maturities of long-term debt                                          275,997            3,825
                                                                           --------------   --------------
      Total current liabilities                                                  457,075          199,264
Long-term debt                                                                   343,356          619,143
Other liabilities                                                                 62,435           61,865
Deferred income taxes                                                              4,026            4,771
                                                                           --------------   --------------
      Total liabilities                                                          866,892          885,043
Exchangeable preferred stock                                                      36,291           30,680
Minority interest in subsidiary                                                    1,971            3,020
Redeemable common stock, $.01 par value,
   28,776 shares issued and outstanding                                            2,217            2,139
Stockholders' equity (deficit)                                                    (5,497)          22,929
                                                                           --------------   --------------
                                                                               $ 901,874        $ 943,811
                                                                           ==============   ==============

                See notes to consolidated financial statements.

                             SF HOLDINGS GROUP, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)


                                                                              Nine
                                                           Year               Weeks               Years Ended
                                                           Ended              Ended       -----------------------------
                                                        September 26,      September 27,       July 26,     July 27,
                                                           1999               1998            1998            1997
                                                      ----------------    --------------  -------------   -------------
Net sales                                                  $1,115,582          $259,080       $553,735        $252,513
Cost of goods sold                                            978,831           235,038        481,263         201,974
                                                      ----------------    --------------  -------------   -------------
    Gross profit                                              136,751            24,042         72,472          50,539

Selling, general and administrative expenses                   96,391            20,320         53,538          31,527
Other income, net                                              (1,176)             (511)       (12,166)         (1,608)
                                                      ----------------    --------------  -------------   -------------
    Income from operations                                     41,536             4,233         31,100          20,620
Interest expense (net of interest income
 of $905, $251, $557 and $490)                                 65,357            14,214         29,304           9,017
                                                      ----------------    --------------  -------------   -------------
    Income (loss) before income taxes, minority
       interest and extraordinary loss                        (23,821)           (9,981)         1,796          11,603
Income taxes (benefit) provision                               (7,750)           (4,631)         2,198           4,872
Minority interest in subsidiary's loss                           (441)             (548)        (1,900)              -
                                                      ----------------    --------------  -------------   -------------
    Income (loss) before extraordinary loss                   (15,630)           (4,802)         1,498           6,731
Extraordinary loss from debt extinguishment, net                    -                 -              -           3,495
                                                      ----------------    --------------  -------------   -------------
    Net income (loss)                                         (15,630)           (4,802)         1,498           3,236
Payment-in-kind dividends on exchangeable
  preferred stock                                               4,847               764          1,616               -
                                                      ----------------    --------------  -------------   -------------
    Net income (loss) applicable to
      common stock                                          $ (20,477)         $ (5,566)        $ (118)        $ 3,236
                                                      ================    ==============  =============   =============

Statements of comprehensive income (loss):
    Net income (loss)                                       $ (15,630)         $ (4,802)       $ 1,498         $ 3,236
    Other comprehensive income (loss):
      Minimum pension liability adjustment
       (net of $(1,501) and $1,595 income tax)                  2,255            (2,393)             -               -
      Foreign translation adjustment                              272              (345)          (476)              -
                                                      ----------------    --------------  -------------   -------------
                                                                2,527            (2,738)          (476)              -
                                                      ----------------    --------------  -------------   -------------
    Total comprehensive income (loss)                       $ (13,103)         $ (7,540)       $ 1,022         $ 3,236
                                                      ================    ==============  =============   =============

See notes to consolidated financial statements.

                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                            Nine
                                                          Year              Weeks               Years Ended
                                                          Ended             Ended       -----------------------------
                                                       September 26,      September 27,     July 26,        July 27,
                                                          1999                1998           1998            1997
                                                      --------------     -------------  --------------  -------------
Operating activities:
 Net income (loss)                                        $ (15,630)         $ (4,802)        $ 1,498        $ 3,236
Adjustments to  reconcile  net income  (loss) to
    net cash  provided by operating activities:
   Depreciation and amortization                             57,427            14,053          20,646          4,954
   Write-off of unamortized debt discount
    and issuance costs                                            -                 -               -          4,234
   Interest capitalized on debt                              11,046             1,779           3,707            684
   Provision for doubtful accounts                              760              (301)            476            457
   Deferred income taxes                                     (7,610)           (4,098)         (4,990)         3,005
   Net gain on business and equipment dispositions
     and settlement of long-term contracts                   (1,150)             (201)        (16,333)             -
   Minority interest in subsidiary's loss                      (441)             (548)         (1,900)             -
   Changes in assets and liabilities:
      Accounts receivable                                     2,733             3,707         (16,725)        (2,007)
      Due from affiliates                                   (13,226)              583            (377)          (213)
      Inventories                                               294            (1,795)         12,442         (1,178)
      Other current assets                                   (1,866)           (1,195)          2,797         (3,273)
      Accounts payable and accrued expenses                   5,364           (15,941)          3,940         (2,299)
      Other                                                   4,991            (2,889)          2,711            673
                                                      --------------     -------------  --------------  -------------
    Net cash provided by (used in)
      operating activities                                   42,692           (11,648)          7,892          8,273
                                                      --------------     -------------  --------------  -------------
Investing activities:
 Capital expenditures                                       (40,784)          (12,138)        (13,727)       (10,363)
 Proceeds from business and equipment
   dispositions                                               7,435             7,124          34,793              -
 Payments for business acquisitions                               -                 -         (99,970)       (23,043)
 Other                                                            -                 -               -         (2,600)
                                                      --------------     -------------  --------------  -------------
   Net cash used in investing activities                    (33,349)           (5,014)        (78,904)       (36,006)
                                                      --------------     -------------  --------------  -------------

Financing activities:
 Revolving credit borrowings (repayments), net              (16,909)            4,424             765        (32,842)
 Proceeds from long-term debt                                     -                 -          84,351        120,000
 Repayments of long-term debt                                (3,863)              (53)         (6,000)       (49,879)
 Proceeds from exchangeable preferred stock                       -                 -          15,000              -
 Redemption of Fonda's common stock                               -                 -          (9,788)          (203)
 Debt issuance costs                                              -              (137)         (3,762)        (4,902)
 Decrease in escrow cash                                      5,464             1,355           4,870              -
 Other                                                                              -             371              -
                                                      --------------     -------------  --------------  -------------
   Net cash provided by (used in)
    financing activities                                    (15,308)            5,589          85,807         32,174
                                                      --------------     -------------  --------------  -------------
Net increase (decrease) in cash                              (5,965)          (11,073)         14,795          4,441
Cash and cash equivalents, beginning of period                9,630            20,703           5,908          1,467
                                                      --------------     -------------  --------------  -------------
Cash and cash equivalents, end of period                    $ 3,665           $ 9,630        $ 20,703        $ 5,908
                                                      ==============     =============  ==============  =============

                             SF HOLDINGS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS DESCRIPTION AND ORGANIZATION

         SF Holdings Group, Inc. ("SF Holdings"), is a holding company that conducts its operations through its subsidiaries, Sweetheart Holdings Inc. ("Sweetheart") and The Fonda Group, Inc. ("Fonda") (collectively the "Company"), and therefore has no significant cash flows independent of such subsidiaries. The instruments governing the indebtedness of Sweetheart and Fonda contain numerous covenants that restrict Sweetheart and Fonda's ability to pay dividends or make other distributions to the Company or to each other. The Company believes that the combined operations of its subsidiaries makes the Company one of the three largest converters and marketers of disposable foodservice and food packaging products in North America.

         SF Holdings was formed in December 1997 to facilitate the Sweetheart Investment (see Note 3). On March 12, 1998, in connection with the Sweetheart Investment, SF Holdings acquired all of the outstanding capital stock of Fonda pursuant to a merger whereby the stockholders of Fonda became stockholders of SF Holdings and Fonda became a wholly-owned subsidiary of SF Holdings (the "Merger"). The Merger has been accounted for in a manner similar to a pooling of interests and the accompanying consolidated financial statements include the historical accounts of Fonda for all periods presented. The consolidated balance sheet as of July 26, 1998 includes Sweetheart as of June 30, 1998. The consolidated statement of operations for the 1998 Transition Period (see Note 2) and Fiscal 1998 includes the results of Sweetheart's operations for July 1 1998 to September 27, 1998, and the period from the date of the consummation of the Sweetheart Investment, March 12, 1998, to June 30, 1998, respectively. All intercompany accounts and transactions have been eliminated.

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

         Fiscal Year-- The Company's fiscal year is the fifty-two or fifty-three week period which ends on the last Sunday in September. The fiscal year ended September 26, 1999 ("Fiscal 1999") was a fifty-two week period. Previously, the Company's fiscal year end was the same number of weekly periods ending on the last Sunday in July. The nine week period from July 27, 1998 to September 27, 1998 (the "1998 Transition Period") has been treated as a transition period that was not part of the fiscal year ended July 26, 1998 or the fiscal year ended September 26, 1999. The 1998 and 1997 fiscal years ("Fiscal 1998" and "Fiscal 1997", respectively) were fifty-two week periods ended July 26, 1998 and July 27, 1997, respectively.

         Revenue recognition--Revenue is recognized upon shipment of product.

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

         Debt Issuance Costs--Included in other assets are unamortized debt issuance costs of $7.9 million at September 26, 1999 and $11.5 million at July 26, 1998 which are being amortized over the terms of the respective borrowing agreements.

         Foreign Currency Translation--The Company's Canadian subsidiary's assets and liabilities are translated at the rates of exchange in effect at the balance sheet date. Income amounts are translated at the average of the monthly exchange rates. The cumulative effect of translation adjustments is deferred and classified as a component of stockholders' equity.

         Fair Value of Financial Instruments--The estimated fair value of financial instruments included in current assets and liabilities approximate their carrying amounts because of the relatively short maturities of these instruments. At September 26, 1999, the estimated fair value of fixed rate debt obligations, which are thinly traded, approximate their carrying amounts except as follows (as defined in Note 10): the Discount Notes, the Fonda Notes and the Sweetheart Subordinated Notes are approximately 67%, 87% and 86%, respectively, of carrying amounts.

         Impact of Recently Issued Accounting Standards--In Fiscal 1999, the Company adopted Financial Accounting Standards Board ("FASB"), No. 130, Reporting Comprehensive Income (see Statements of Operations and Comprehensive Income (Loss), FASB No. 131, Disclosures about Segments of an Enterprise and Related Information (see Note 17) and FASB No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits (see Note 20). FASB No. 133 Accounting for Derivative Instruments and Hedging Activities establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the statement of financial position. The Company is in the process of evaluating FASB No. 133, which is effective for Fiscal 2001.

3.  BUSINESS ACQUISITIONS

         The following acquisitions have been accounted for under the purchase method and their results of operations have been included in the consolidated statements of operations since the respective dates of acquisition. Goodwill amortization was $3.2 million in Fiscal 1999, $.8 million in the 1998 Transition Period, $1.6 million in Fiscal 1998 and $.4 million in Fiscal 1997. Accumulated amortization was $6.2 million and $2.2 million at September 26, 1999 and July 26, 1998, respectively.

         The following summarized, unaudited pro forma results of operations assume the Fiscal 1998 and 1997 Acquisitions occurred as of the beginning of each of the years (in thousands).

                                                          Years Ended
                                                 -------------------------------
                                                 July 26, 1998     July 27, 1997
                                                 ---------------    ------------
Net sales                                        $ 1,126,527        $ 1,162,377
Loss before extraordinary loss                   $   (37,573)       $   (11,435)

Fiscal 1998 Acquisitions
         On March 12, 1998, the Company acquired 90% of the total outstanding common stock, including 48% of the voting stock, of Sweetheart, a manufacturer of disposable foodservice and food packaging products, for $125 million (the "Sweetheart Investment"), plus transaction fees and expenses of approximately $4.5 million. The aggregate purchase price consisted of $88 million in cash, a demand promissory note of $7 million (which was satisfied immediately following the consummation of the Sweetheart Investment) and $30 million of exchangeable preferred stock (see Note 12). Funding for the cash portion of the purchase price and financing fees was provided by $77.5 million in net proceeds from the sale of Senior Secured Discount Notes (see Note 11) and a $15 million investment in Class B Preferred Stock by Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company. The excess of the purchase price over the Company's evaluation of the fair value of the net assets acquired was $74 million and has been recorded as goodwill.

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

         Also in June 1997, the Company acquired from Tenneco, Inc. net assets relating to the manufacture of placemats and other disposable tabletop products for $7 million, including acquisition costs. The excess of the purchase price over the Company's evaluation of the fair value of the net assets acquired was $1.3 million and has been recorded as goodwill.

4.  OTHER INCOME, NET

         On March 24, 1998, Fonda consummated an agreement to sell substantially all of the fixed assets and certain related working capital of its specialty and deep tone tissue mill (the "Mill"). In addition, on July 1, 1998, Fonda consummated an agreement with the owner of the co-generation facility at the Mill, whereby the owner of such facility terminated its obligation to supply steam to the Mill and to make certain land lease payments. As a result of these transactions, Fonda realized net proceeds of $38.5 million and recorded a gain of $15.9 million which was included in other income, net. Such net proceeds included a $3.7 million note receivable (included in other assets) from the disposition of the Mill, due in March 2008, with 5.7% interest payable in the form of additional notes receivable. Pursuant to an asset sale covenant under the indenture covering the Notes, Fonda reinvested $10 million of such net proceeds in fixed assets within 270 days of such disposition.

         As a result of the application of purchase accounting by the Company for the Sweetheart Investment, the charges described in this paragraph were established in the acquisition balance sheet and had no effect on the Company's consolidated results of operations. In connection with the Sweetheart Investment, Sweetheart incurred $20.7 million of one-time charges, consisting primarily of: (i) $4.4 million of financial advisory and legal fees; (ii) $3.7 million of severance expenses as a result of the termination of certain Sweetheart officers pursuant to executive separation agreements and retention plans for certain key executives; and (iii) $10.5 million of charges for severance and asset disposition costs, including severance costs related to a 15% salaried workforce reduction and a less than 5% hourly workforce reduction, and asset disposition costs related to rationalization of certain product lines, and in connection therewith, disposal of associated property and equipment.

         In Fiscal 1997, other income, net includes a net $2.9 million from the settlement of a lawsuit. Partially offsetting this gain was a $1.3 million charge for anticipated costs of the closure of the Company's Three Rivers, Michigan facility. The charge covers the costs for the termination of employees as well as ongoing costs to maintain the facility until its disposition, which occurred in Fiscal 1999.

5.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                      September 26,     July 26,
                                                        1999             1998
                                                       --------         --------
Raw materials and supplies                             $ 53,124         $ 43,998
Work-in-process                                           7,448            9,456
Finished goods                                          109,422          115,039
                                                       --------         --------
                                                       $169,994         $168,493
                                                       ========         ========

6.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):

                                         Lives In   September 26,    July 26,
                                           Years       1999            1998
                                       ------------  ----------     ----------
Land and buildings                         20-50      $ 132,321      $ 133,935
Machinery and equipment                     3-13        345,846        310,690
Construction in progress                                  6,957         34,519
                                                      ---------      ---------
                                                        485,124        479,144
Less: accumulated depreciation                          (90,109)       (48,994)
                                                      ---------      ---------
                                                      $ 395,015      $ 430,150
                                                      =========      =========

         Depreciation expense was $50.3 million in Fiscal 1999, $12.3 million in the 1998 Transition Period, $17.1 million in Fiscal 1998 and $3.9 million in Fiscal 1997. In addition, property, plant and equipment includes buildings under capital lease at a cost of $2.3 million and a net book value of $1.6 million at September 26, 1999 and $1.7 million at July 26, 1998.

7.  CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographical regions.

8.  OTHER ASSETS

         Other assets consist of the following (in thousands):

                                             September 26,        July 26,
                                                 1999             1998
                                            --------------   --------------
     Debt issuance costs, net                    $ 11,912         $ 15,971
     Notes receivable                               7,118            6,479
     Intangible assets                              2,290            2,500
     Other                                          4,692            6,486
                                            --------------   --------------
                                                 $ 26,012         $ 31,436
                                            ==============   ==============


9.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consist of the following (in thousands):

                                               September 26,       July 26,
                                                   1999            1998
                                               -------------   -------------
    Compensation and benefits                      $ 54,632        $ 50,624
     Interest payable                                 4,591          16,203
     Promotion and sales allowances                  12,415           9,005
     Restructuring costs                                  -           8,256
     Litigation related (see Note 21)                20,004          14,570
     Other                                           11,756          18,768
                                               -------------   -------------
                                                   $103,398        $117,426
                                               =============   =============

         The restructuring costs at July 26, 1998, include $5.9 million in connection with the Sweetheart Investment (see Note 3) and the remainder primarily relates to facility closures in connection with restructuring charges incurred by Sweetheart prior to the Sweetheart Investment. Sweetheart utilized $7.9 million of such reserve for its intended purposes and the remaining $.4 million was charged to other income in Fiscal 1999.

10.   OTHER LIABILITIES

         Other liabilities consist of the following (in thousands):

                                                September 26,      July 26,
                                                    1999            1998
                                               --------------  --------------
     Postretirement benefits                        $ 47,068        $ 46,876
     Pensions                                         10,508          13,040
     Prepaid vendor credits                            1,500               -
     Other                                             3,359           1,949
                                               --------------  --------------
                                                    $ 62,435        $ 61,865
                                               ==============  ==============

11.   LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                 September 26,      July 26,
                                                     1999           1998
                                                 -------------  -------------
Discount Notes                                       $ 92,018       $ 78,909
Sweetheart Secured Notes                              190,000        190,000
Sweetheart Subordinated Notes                         110,000        110,000
Sweetheart U.S. Credit Facility                        84,476        110,081
Sweetheart Canadian Credit Facility                     9,416          9,116
Fonda Senior Subordinated Notes                       120,000        120,000
Fonda Credit Facility                                  11,710              -
Other                                                   1,733          4,862
                                                 -------------  -------------
                                                      619,353        622,968
Less amounts due within one year                      275,997          3,825
                                                 -------------  -------------
                                                     $343,356       $619,143
                                                 =============  =============

         Principal maturities of long-term debt, including amounts due within one year, include: $276.0 million in Fiscal 2000, $20.9 million in Fiscal 2001, $.1 million in Fiscal 2002, $110.1 million in Fiscal 2003, $.1 million in Fiscal 2004 and $212.2 million thereafter.

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

         The Sweetheart Notes include: (i) $190 million of 9 5/8% Senior Secured Notes due September 1, 2000 (the "Sweetheart Secured Notes") and (ii) $110 million of 10 1/2% Senior Subordinated Notes due September 1, 2003 (the "Sweetheart Subordinated Notes"). Sweetheart may, at its election, redeem the Sweetheart Secured Notes at any time at 100% of the principal amount, plus accrued interest. The Sweetheart Secured Notes are secured by mortgages on the real property owned by Sweetheart. Payment of principal and interest on the Sweetheart Subordinated Notes is subordinate to Senior Indebtedness (as defined therein), which includes the Sweetheart U.S. Credit Facility and the Sweetheart Secured Notes. Sweetheart may, at its election, redeem the Sweetheart Subordinated Notes at any time at a redemption price equal to a percentage (102.625% starting September 1, 1999 and declining in annual increments to 100% after August 31, 2001) of the principal amount, plus accrued interest. The Sweetheart Notes provide that upon the occurrence of a Change of Control (as defined therein) the holders will have the option to require the redemption of the Sweetheart Notes at a redemption price equal to 101% of the principal amount, plus accrued interest.

                  Sweetheart's U.S. revolving credit facility, as amended, provides for up to $135 million in borrowings, subject to borrowing base limitations (the "Sweetheart U.S. Credit Facility"). Borrowings under the Sweetheart U.S. Credit Facility mature on August 1, 2000 and as of September 26, 1999, $42.3 million is available. Borrowings bear interest, at Sweetheart's election at a rate equal to LIBOR plus 2.25% or a bank's base rate plus 1%. The Sweetheart U.S. Credit Facility is secured by Sweetheart's accounts receivable, inventory, equipment, intellectual property, general intangibles and the proceeds on the sale of any of the foregoing. A Canadian subsidiary of Sweetheart has a term loan and revolving credit agreement which provides for a term loan facility of up to Cdn $10 million and a revolving credit facility of up to Cdn $10 million (the "Sweetheart Canadian Credit Facility" and with the Sweetheart U.S. Credit Facility, the "Sweetheart Credit Facilities"). Term loan borrowings under the Sweetheart Canadian Credit Facility are payable quarterly through May 2001 and revolving credit and term loan borrowings have a final maturity date of June 15, 2001. As of September 26, 1999, Cdn $4.3 million (approximately $2.9 million) was available under such Canadian facility. The Sweetheart Canadian Credit Facility is secured by all of the existing and after acquired real and personal, tangible assets of such Canadian subsidiary and the net proceeds on the sale of any of the foregoing. Borrowings under the Sweetheart Credit Facilities bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings, and an index rate plus 2.50% with respect to the term loan borrowings.

         In Fiscal 1997, Fonda issued $120 million of 9 1/2% Series A Senior Subordinated Notes due 2007 (the "Fonda Notes"), with interest payable semi-annually. Proceeds from the issuance of the Fonda Notes were primarily used to retire debt. The Company incurred a $3.5 million extraordinary loss (net of a $2.5 million income tax benefit) in connection with the early retirement of debt consisting of the write-off of unamortized debt issuance costs, elimination of unamortized discount and prepayment penalties.

         Fonda has a $50 million revolving credit agreement with a bank, expiring March 31, 2001 and collateralized by eligible accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. At September 26, 1999, $27.8 million was the maximum advance available based upon eligible collateral. A commitment fee of
 .375% per annum is charged on the unutilized portion of the facility. At September 26, 1999, borrowings were available at the bank's prime rate (8.50%) plus .25% and at LIBOR (approximately 5.38%) plus 2.25%.

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

12.  EXCHANGEABLE PREFERRED STOCK

         On March 12, 1998, the Company issued units consisting of $30 million of 13 3/4% Exchangeable Preferred Stock due 2009 (the "Exchangeable Preferred") and 11,100 shares of Class C Common Stock. Until March 15,

2003, cumulative dividends on the Exchangeable Preferred may be paid quarterly, at the Company's option, subject to certain restrictions, either in cash or by the issuance of additional shares of Exchangeable Preferred. Thereafter, dividends will be payable in cash, subject to certain exceptions. The fair value of such Class C Common Stock ($.9 million) at the date of issuance was recorded as common stock and paid-in capital with a corresponding reduction in the carrying value of the Exchangeable Preferred. The resulting discount is being amortized as additional preferred stock dividends over the term of the Exchangeable Preferred. The Exchangeable Preferred is exchangeable at the Company's option into 13 3/4% subordinated notes due March 15, 2009. As of September 26, 1999, dividends on the Exchangeable Preferred have been paid by the issuance of additional shares of Exchangeable Preferred. The Exchangeable Preferred is not entitled to any vote, except as required in the Company's certificate of incorporation and provided by law.

13.  MINORITY INTEREST IN SUBSIDIARY

         Minority interest represents the 10% total common stock interest in Sweetheart retained by the 52% voting stockholders, based on historical cost as of March 12, 1998, and as adjusted to September 26, 1999 to reflect such stockholders' interest in Sweetheart's net loss.

14.  STOCKHOLDERS' EQUITY AND REDEEMABLE COMMON STOCK

         On March 12, 1998, in conjunction with the Merger, each share of Class A and Class B common stock of Fonda, and options and warrants to purchase such shares, were converted into 47.6766 shares of Class A or Class B Common Stock of the Company, and options and warrants to purchase such shares, respectively. In Fiscal 1999, the Company completed a one for ten negative stock split on Common Stock Classes A, B and C. Stockholders' equity, adjusted for such conversion consists of the following (in thousands, except share data):

                                                                                       September 26,      July 26,
                                                                                          1999              1998
                                                                                      -------------    -------------
Preferred Stock Class B, $.01 par value, 100,000 shares authorized, none issued           $      -         $      -
Preferred Stock Class B Series 1, $.01 par value, 15,000 shares authorized
   and issued , at liquidation value                                                        15,000           15,000
Common Stock Class A, $.001 par value, 1,500,000 shares authorized,
    562,583 issued and outstanding in 1999 and 1998                                              6                6
Common Stock Class B, $.001 par value, 100,000 shares authorized,
   56,459 issued and outstanding in 1999 and 1998                                                1                1
Common Stock Class C, $.001 par value, 200,000 shares authorized,
   39,900 issued and outstanding in 1999 and 1998                                                -                -
Paid-in capital                                                                              3,357            3,357
Retained earnings (deficit)                                                                (23,174)           5,041
Minimum pension liability                                                                     (138)
Translation adjustment                                                                        (549)            (476)
                                                                                      -------------    -------------
                                                                                          $ (5,497)        $ 22,929
                                                                                      =============    =============

         The Class B Series 1 preferred stock is not entitled to receive dividends and is not entitled to any vote, except as otherwise provided by law. Such preferred stock is convertible, at any time, into 133,494 shares of Class A Common Stock and is required to be redeemed on March 13, 2010.

         The rights of holders of Class A, Class B and Class C Common Stock are identical except as to voting and conversion rights. The Class A Common Stock is entitled to one vote per share and has no cumulative voting rights in the election of directors. The Class B Common Stock is entitled to one-tenth of a vote per share and shall vote together with the Class A Common Stock as a single class; provided, however, that the vote of the holders of a majority of shares of Class B Common Stock shall be required for the amendment or modification of the Company's certificate of incorporation in any way that would adversely affect the rights of the Class B Common Stock. The Class C Common Stock is not entitled to any vote whatsoever, except to the extent provided by law. The Class B Common Stock may, at any time, be converted into Class A Common Stock at the option of the holder other than a "Non-Converting Holder" (as defined in the certificate of incorporation), or at the option of any Non-Converting Holder concurrently with a sale or other transfer of Class B Common Stock to any person, other than a Non-Converting Holder. The Class C Common Stock may, following an underwritten public offering of common stock, be converted into Class A Common Stock at the option of the holder, or at the option of the Company.

         All common stockholders are entitled, among other things, (i) to share ratably in dividends and (ii) in the event of liquidation, distribution or a sale of assets, dissolution or winding-up of the Company, to share ratably in the distribution of assets legally available therefor.

         Prior to the Merger, Fonda paid $9.8 million in Fiscal 1998 and $.2 million in Fiscal 1997 to repurchase shares of its then outstanding Class A Common Stock and its Class A Common Stock subject to a redemption agreement ("Redeemable Common") from its stockholders. The repurchase of the Redeemable Common for less than the present value of the liquidation amount as of the date of repurchase resulted in a credit to retained earnings in Fiscal 1997. In conjunction with the Merger, the treasury stock was canceled and the outstanding Redeemable Common were converted into shares of redeemable common stock of SF Holdings and the book value of the Redeemable Common at that date was credited to retained earnings.

         In Fiscal 1998, Fonda's Board of Directors granted the Company's Chief Executive Officer and majority stockholder options to purchase shares of Class A Common Stock at an option price equal to the current market value. In conjunction with the Merger, such options were converted into options to purchase shares of Class A common stock of SF Holdings. The proforma effect of such options on compensation expense, as required by SFAS No. 123, was less than $.1 million in each of Fiscal 1999, the 1998 Transition Period and Fiscal 1998.

         The changes in stockholders' equity consists of the following (in thousands):

                                                                         Nine
                                                      Year               Weeks                Years Ended
                                                      Ended              Ended        -----------------------------
                                                 September 26,      September 26,       July 26,        July 27,
Retained earnings:                                    1999               1998             1998            1997
                                                  --------------     --------------   --------------  -------------
Balance, beginning of year                               $ (536)           $ 5,041         $ 11,643        $ 8,371
   Net income (loss)                                    (15,630)            (4,802)           1,498          3,236
   Dividends on Exchangeable Preferred                   (4,847)              (764)          (1,616)             -
    Purchase of affiliate assets in excess
       of affiliates book value (see Note 19)            (2,094)
   Retirement of Fonda's treasury stock                       -                  -           (6,421)             -
   Transfer of liquidation value of
     redeemable common stock                                  -                  -                -            100
   Accretion of redeemable common stock                     (67)               (11)             (63)           (64)
                                                  --------------     --------------   --------------  -------------
Balance, end of year                                  $ (23,174)            $ (536)         $ 5,041       $ 11,643
                                                  ==============     ==============   ==============  =============

Minimum pension liability
Balance, beginning of year                             $ (2,393)       $          -
    Change in comprehensive income                        2,255             (2,393)
                                                  --------------     --------------
Balance, end of year                                     $ (138)          $ (2,393)
                                                  ==============     ==============

Translation adjustment
Balance, beginning of year                               $ (821)              (476)     $          -
    Change in comprehensive income                          272               (345)            (476)
                                                  --------------     --------------   --------------
Balance, end of year                                     $ (549)            $ (821)          $ (476)
                                                  ==============     ==============   ==============


         The Fonda Group, Inc. Stock Appreciation Unit Plan provides for the granting of up to 200,000 units to key executives of the Company. A grantee is entitled to the appreciation in a unit's value from the date of the grant to the date of its redemption. Unit value is based upon a formula consisting of net income (loss) and book value criteria and grants vest over a five-year period. The Company granted 15,560 units in Fiscal 1998 and 10,980 units in Fiscal 1997 at an aggregate value on the date of grant of $.9 million and $.4 million, respectively. There were no units granted in Fiscal 1999. The Company recorded compensation expense of $.5 million in Fiscal 1998 and $.1 million in Fiscal 1997. No compensation expense was recorded in Fiscal 1999 or in the 1998 Transition Period. As of September 26, 1999, 40,530 units are outstanding.

15. INCOME TAXES

         The provision (benefit) for income taxes consists of the following (in thousands):

                                                                     Nine
                                                   Year              Weeks               Years Ended
                                                   Ended             Ended       -----------------------------
                                              September 26,     September 27,    July 26, 1998   July 27, 1997
                                                   1999              1998            1998            1997
                                               --------------    --------------  -------------   -------------
    Current:
       Federal                                        $ (325)           $ (416)       $ 5,430         $ 1,449
       State                                             304              (116)         1,758             418
                                               --------------    --------------  -------------   -------------
                                                         (21)             (532)         7,188           1,867
                                               --------------    --------------  -------------   -------------
    Deferred:
       Federal                                        (6,301)           (3,272)        (4,455)          2,328
       State                                          (1,400)             (482)          (535)            677
      Foreign                                            (28)             (345)
                                               --------------    --------------  -------------   -------------
                                                      (7,729)           (4,099)        (4,990)          3,005
                                               --------------    --------------  -------------   -------------
                                                    $ (7,750)         $ (4,631)       $ 2,198         $ 4,872
                                               ==============    ==============  =============   =============

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets (liabilities) result from temporary differences as follows (in thousands):

                                                                                   September 26,      July 26,
                                                                                      1998             1998
                                                                                  -------------   -------------
Deferred tax assets:
   Capitalized inventory costs                                                         $ 1,631         $ 2,122
   Allowance for doubtful accounts receivable                                            1,110           1,828
   Accruals for health insurance and other employee benefits                             7,065           9,877
   Inventory and sales related reserves                                                  9,209          10,265
   Pension reserve                                                                      26,990          24,113
   Benefit of tax carryforwards                                                         90,790          79,039
   Other                                                                                   289           1,857
                                                                                  -------------   -------------
                                                                                       137,084         129,101
Deferred tax liabilities:
   Depreciation                                                                        (72,461)        (68,385)
   LIFO recapture                                                                      (11,058)        (15,593)
                                                                                  -------------   -------------
                                                                                       (83,519)        (83,978)
                                                                                  -------------   -------------
                                                                                      $ 53,565        $ 45,123
                                                                                  =============   =============

         A reconciliation of the income tax provision to the amount computed using the Federal statutory rate is as follows (in thousands):

                                                                         Nine
                                                       Year              Weeks                Years Ended
                                                       Ended             Ended       ----------------------------
                                                  September 26,     September 27,       July 26,       July 27,
                                                       1999              1998             1998           1997
                                                   --------------    --------------   -------------  -------------
Income tax at statutory rate                            $ (8,337)         $ (3,493)          $ 635        $ 4,061
State income taxes (net of federal benefit)                 (756)             (389)            (18)           712
Interest on Discount Notes                                   386                62             130              -
Goodwill amortization                                        787               202           1,049              -
Other                                                        170            (1,013)            402             99
                                                   --------------    --------------   -------------  -------------
                                                        $ (7,750)         $ (4,631)        $ 2,198        $ 4,872
                                                   ==============    ==============   =============  =============


 At September 26, 1999, Sweetheart has federal and state net operating loss carryforwards of $214 million, which expire at various dates from 2004 through 2019. Fonda has $1.9 million of state net operating loss carryforwards which expire at various dates from 2003 through 2020. For federal income tax purposes, Fonda's net operating losses will be carried back to Fiscal 1998.

         SF Holdings and Fonda intend to file consolidated Federal income tax returns, and pursuant to a tax sharing agreement, Fonda will pay SF Holdings its allocable share of the consolidated group's consolidated Federal income tax liability, which, in general, will equal the tax liability Fonda would have paid if it had filed separate tax returns.

16.   LEASES

         The Company leases certain of its facilities and equipment under operating leases. Future minimum payments under noncancellable operating leases with remaining terms of one year or more are $14.5 million in Fiscal 2000, $11.2 million in Fiscal 2001, $10.1 million in Fiscal 2002, $8.1 million in Fiscal 2003, $6.2 million in Fiscal 2004, and $26.2 million thereafter.

         Rent expense was $22.5 million in Fiscal 1999, $4.3 million in the 1998 Transition Period, $5.8 million in Fiscal 1998 and $2 million in Fiscal 1997.

17.  BUSINESS SEGMENTS

         The Company is a holding company and its reportable segments consist of the operations of its two significant operating subsidiaries Sweetheart and Fonda. Sweetheart primarily manufactures and sells disposable paper, plastic and foam foodservice and food packaging products to customers in institutional markets. Fonda primarily manufactures and sells disposable paper and tissue based foodservice products to customers in institutional and consumer markets. Data for such segments and a reconciliation to consolidated amounts are presented in the table below (in thousands):


                                                                         Nine
                                                        Year             Weeks               Years Ended
                                                       Ended             Ended       -----------------------------
                                                    September 26,     September 27,    July 26,        July 27,
                                                        1999             1998            1998            1997
                                                   ---------------   --------------  -------------   -------------
Net sales:
     Sweetheart                                         $ 863,781        $ 216,542      $ 282,394
     Fonda                                                262,837           42,679        258,649       $ 233,233
     Other (1)                                                  -                -         16,760          22,902
     Intersegment elimination                             (11,036)            (141)        (4,068)         (3,622)
                                                   ---------------   --------------  -------------   -------------
                                                      $ 1,115,582        $ 259,080      $ 553,735       $ 252,513
                                                   ===============   ==============  =============   =============

Income from operations, excluding other income:
     Sweetheart                                          $ 32,165          $ 2,797        $ 4,433
     Fonda                                                  8,518              952         12,843        $ 14,364
     Other (1)                                                  -                -          1,682           4,101
     Corporate and eliminations                              (323)             (27)           (24)            547
                                                   ---------------   --------------  -------------   -------------
                                                         $ 40,360          $ 3,722       $ 18,934        $ 19,012
                                                   ===============   ==============  =============   =============
Depreciation and amortization:
     Sweetheart                                          $ 50,508         $ 12,951       $ 14,222
     Fonda                                                  6,598            1,039          5,821         $ 4,783
     Other (1)                                                  -                -            335             171
     Corporate and eliminations                               321               63            268               -
                                                   ---------------   --------------  -------------   -------------
                                                         $ 57,427         $ 14,053       $ 20,646         $ 4,954
                                                   ===============   ==============  =============   =============
Interest expense, net
     Sweetheart                                          $ 41,671         $ 10,516       $ 13,341
     Fonda                                                 11,926            1,796         12,006         $ 9,017
     Corporate                                             11,760            1,902          3,957               -
                                                   ---------------   --------------  -------------   -------------
                                                         $ 65,357         $ 14,214       $ 29,304         $ 9,017
                                                   ===============   ==============  =============   =============
Total assets:
     Sweetheart                                         $ 715,684        $ 750,885      $ 766,456
     Fonda                                                185,921          173,967        178,112       $ 160,688
     Other (1)                                                  -                -            416          18,916
     Corporate and eliminations                               269             (663)        (1,173)              -
                                                   ---------------   --------------  -------------   -------------
                                                        $ 901,874        $ 924,189      $ 943,811       $ 179,604
                                                   ===============   ==============  =============   =============
Capital expenditures:
     Sweetheart                                          $ 30,790         $ 11,390        $ 6,688
     Fonda                                                 12,379              748          4,630         $ 1,762
     Other (1)                                                  -                -          2,409           8,601
     Eliminations                                          (2,385)               -              -               -
                                                   ---------------   --------------  -------------   -------------
                                                         $ 40,784         $ 12,138       $ 13,727        $ 10,363
                                                   ===============   ==============  =============   =============

  (1) Other consists of Fonda's tissue mill operations which were sold in March 1998.

         Sweetheart has one national customer that accounted for more than 10% of its net sales in each period. Net sales to such customer was $98.8 million in fiscal 1999, $26.4 million in the 1998 Transition Period and $100.9 million in Fiscal 1998. Fonda has one customer that accounted for 10% of its net sales in Fiscal 1999. All net sales were to customers in the United States, except for sales to Sweetheart customers in Canada which amounted to approximately 7% of Sweetheart sales in each period. All assets are located in the United States, except for $37.9 million and $32.9 million at September 26,1999 and June 30, 1998, respectively, which were located in Canada.

18.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                          Nine
                                                        Year              Weeks               Years Ended
                                                       Ended              Ended       -----------------------------
                                                  September 26,      September 27,      July 26,       July 27,
                                                        1999              1998            1998           1997
                                                   ---------------    --------------  -------------- --------------
 Cash paid during the year for:
   Interest, including $192 capitalized
    in 1998 and $163 in 1997                             $ 51,860          $ 23,335        $ 15,220        $ 5,018
   Income taxes, net of refunds                             1,798                87           4,708            614
 Businesses acquired:
  Fair value of assets acquired,
    including goodwill                                                                     $774,776       $ 23,637
  Liabilities assumed (includes $30,000 of preferred stock and
    $9,250 of notes payable accepted by sellers in Fiscal 1998                              674,806            594
                                                                                      -------------- --------------
                                                                                           $ 99,970       $ 23,043
                                                                                      ============== ==============

19.   RELATED PARTY TRANSACTIONS

         Fonda leases a building in Jacksonville, Florida from the majority stockholder of the Company on terms the Company believes are no less favorable than could be obtained from independent third parties and were negotiated on an arm's length basis. Annual payments under the lease are $.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, the majority stockholder can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the Company terminated it operations at this facility and had been seeking a sublease tenant. Effective October 1, 1999, Four M Corporation ("Four M"), an affiliate, has assumed a portion of the obligations under this lease. Rent expense, net of sublease income on a portion of the premises subleased through May 1998 to Four M, was $.1 million in Fiscal 1999, less than $.1 million in the 1998 Transition Period, and $.1 million in both Fiscal 1998 and 1997.

         In Fiscal 1998, Fonda entered into a license agreement with CEG, whereby CEG was granted the exclusive rights to use certain of Fonda's trademarks and trade names in connection with the manufacture, distribution and sale of disposable party goods products for a period of five years, subject to extension. In connection therewith, Fonda has received an annual royalty equal to 5% of CEG's cash flow, as determined in accordance with a formula specified in such agreement. In Fiscal 1999, Fonda entered into an exclusive manufacture and supply agreement with CEG (together with the before mentioned license agreement, the "CEG Agreements"). Pursuant to such agreement, and until December 6, 1999, Fonda manufactured and supplied all of CEG's requirements for, among other items, disposable paper plates, cups, napkins and tablecovers. Fonda sold such manufactured products to CEG in accordance with a formula based on Fonda's cost. Also in Fiscal 1999, Fonda purchased certain manufacturing assets from CEG for $4.9 million and entered into operating leases whereby Fonda leases to CEG certain non-manufacturing assets for annual lease income of $.1 million. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms. The assets purchased from CEG were recorded in machinery and equipment as a carryover of CEG's book value ($1.4 million) and the excess of the purchase price over such CEG amounts was charged to retained earnings. The Company believes the terms on which it (i) granted licence rights to CEG, (ii) manufactures and supplies products for CEG, (iii) purchased manufacturing assets from CEG, and (iv) leased non-manufacturing assets to CEG are at least as favorable as those it could have obtained from unrelated third parties and were negotiated on an arm's length basis. Pursuant to the CEG Asset Purchase Agreement (see Note 23), Fonda will cancel the CEG Agreements.

         In Fiscal 1998, Fonda amended certain terms of the $2.6 million Promissory Note dated February 27, 1997, made by CEG in favor of Fonda (the "CEG Note"). The 10% annual interest rate on the CEG Note was converted to pay-in-kind, the CEG Note's 2002 maturity was extended for an additional three years and the CEG Note was made subordinate to Senior Debt (as such term is defined therein). In connection with such amendment, Fonda was also issued a warrant to purchase, for a nominal amount, 2.5% of CEG's common stock. The Company believes that the terms of such loan and the amendments thereto are no more favorable to CEG than those that CEG could otherwise have obtained from unrelated third parties and such terms were negotiated on an arm's length basis. The loan is included in other assets. The CEG Note was canceled on December 6, 1999 in partial consideration of the CEG Asset Purchase Agreement (see Note 23).

         In Fiscal 1998, Fonda purchased a 38.2% ownership interest in Fibre Marketing Group, LLC ("Fibre Marketing"), a waste paper recovery business, from a director of the Company for $.2 million. Four M is also a member of Fibre Marketing. Fonda granted Sweetheart the right to acquire 50% of the Company's interest in Fibre Marketing for $.1 million. The Company believes that the terms on which it purchased such interest are at least as favorable as those it could otherwise have obtained from an unrelated third party and were negotiated on an arm's length basis.

         Net sales to CEG were $26.9 million in Fiscal 1999, $6.9 million in the 1998 Transition Period, $17.0 million in Fiscal 1998 and $7.8 million in Fiscal 1997. Accounts receivable from CEG was $12.6 million at September 26, 1999 compared to $.5 million at July 26, 1998. Net sales to Fibre Marketing were $4.2 million in Fiscal 1999, $.4 million in the 1998 Transition Period, $4.2 million in Fiscal 1998 and $3.6 million in Fiscal 1997. The Company also purchases corrugated containers from Four M, which were $7.8 million in Fiscal 1999, $1.4 million in the 1998 Transition Period, $1.1 million in Fiscal 1998 and $.9 million in Fiscal 1997. The Company believes that the terms on which it sold or purchased products from related parties are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. In Fiscal 1998, the Company contracted with The Emerald Lady, Inc., an affiliate, to provide air transportation services. The Company incurred $.9 million for such services in Fiscal 1999, $.1 million in the 1998 Transition Period and $.3 million in Fiscal 1998. The Company believes that the terms on which it purchases such services are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. All of the above mentioned affiliates are under the common control of the Company's Chief Executive Officer.

         At September 26, 1999, Fonda had demand loan receivables with its Chief Executive Officer totaling $275,000 plus accrued interest at 10%. During Fiscal 1999, Fonda also had a $150,000 loan receivable with another executive officer plus accrued interest at 5.39%, which was paid in full in June 1999.


20.  EMPLOYEE BENEFIT PLANS

         Sweetheart sponsors various defined benefit post-retirement health care plans that cover substantially all full-time employees. The plans, in most cases, pay stated percentages of most medical expenses incurred by retirees after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants generally become eligible after reaching age 60 with ten years of service. The majority of such plans are contributory, with retiree contributions adjusted annually. Sweetheart does not fund the plans. Both Sweetheart and Fonda provide certain union and non-union employees with retirement and disability income benefits under defined benefit pension plans. Pension costs are based upon the actuarially determined normal costs plus interest on and amortization of the unfunded liabilities. The benefits for participants in Fonda's non-union pension plans are frozen. In Fiscal 1999, the assets and obligations of a pension plan for a significant number of the Company's union employees were transferred to a multi-employer pension plan resulting in a $.2 million credit to income. The Company's policy is to annually fund the minimum contributions required by applicable regulations.

         The net periodic cost for pension and other benefit plans is as follows (in thousands):

                                                                       Nine
                                                     Year              Weeks               Years Ended
                                                     Ended             Ended       -----------------------------
                                                September 26,     September 27,      July 26,        July 27,
Pension benefits                                     1999              1998            1998            1997
                                                 --------------    --------------  -------------   -------------
Service cost                                           $ 1,274             $ 273          $ 562           $ 433
Interest cost                                            4,486             1,040          1,654             403
Return on plan assets                                   (4,650)             (796)        (1,719)           (751)
Net amortization and deferrals                             288              (299)            99             487
                                                 --------------    --------------  -------------   -------------
    Net periodic pension cost                          $ 1,398             $ 218          $ 596           $ 572
                                                 ==============    ==============  =============   =============

Other benefits
Service cost                                           $ 1,027             $ 228          $ 274
Interest cost                                            3,271               873            982
Net amortization and deferrals                                                              (41)
                                                 --------------    --------------  -------------
    Net periodic pension cost                          $ 4,298           $ 1,101        $ 1,215
                                                 ==============    ==============  =============

The funded status of the plans and the changes in benefit obligations and plan assets is as follows (in thousands):

                                                            Pension benefits                   Other benefits
                                                      -----------------------------   ------------------------------
                                                      September 26,     July 26,       September 26,       July 26,
                                                          1999            1998            1999            1998
                                                      -------------   -------------   --------------  --------------
Change in benefit obligation:
Benefit obligation at beginning of period                 $ 64,909        $ 63,407         $ 46,900        $ 47,071
Service cost                                                 1,547             562            1,255             274
Interest cost                                                5,526           1,654            4,144             982
Amendments                                                     202             219           (3,520)              -
Actuarial gain (loss)                                       (2,962)            226           (3,117)         (1,005)
Benefits paid                                               (5,082)         (1,159)          (3,256)           (422)
Transfer to multi-employer plan                             (3,857)              -                -               -
                                                      -------------   -------------   --------------  --------------
Benefit obligation at end of period                         60,283          64,909           42,406          46,900

Change in plan assets
Fair value of plan assets at beginning of period            46,925          44,681                -               -
Actual return on plan assets                                 4,073           1,650                -               -
Contributions to plan                                        5,807           1,753            3,256             422
Benefits paid                                               (5,082)         (1,159)          (3,256)           (422)
Transfer to multi-employer plan                             (3,665)              -                -               -
                                                      -------------   -------------   --------------  --------------
Fair value of plan assets at end of period                  48,058          46,925                -               -

Funded status                                              (12,225)        (17,984)         (42,406)        (46,900)
Unrecognized prior service costs                               248             600           (3,520)           (420)
Unrecognized (gain) loss                                    (1,798)           (209)          (4,064)         (2,045)
                                                      -------------   -------------   --------------  --------------
Accrued pension liability                                $ (13,775)      $ (17,593)       $ (49,990)      $ (49,365)
                                                      =============   =============   ==============  ==============

         For purposes of the above table, the benefit obligation at the beginning of Fiscal 1999 is as of July 26, 1998 and the changes in benefit obligation and in plan assets include amounts for the 1998 Transition Period. The actuarial present values of accumulated and projected benefit obligations were determined using discount rates of 7.75% in Fiscal 1999 and 7% in Fiscal 1998. The expected rate of return on assets ranged from an assumption of 8% to 10%. As of September 26, 1999 and July 26, 1998 the Company had plans with benefit obligations in excess of plan assets. Benefit obligations for such plans at September 26, 1999 and July 26, 1998 were $58.0 million and $59.2 million, respectively, and plan assets were $45.4 million and $41.3 million, respectively.

         The amounts recognized in the Consolidated Balance Sheets are as follows:

                                                             Pension benefits                    Other benefits
                                                       -----------------------------    -----------------------------
                                                        September 26,     July 26,       September 26,       July 26,
                                                            1999            1998             1999            1998
                                                       --------------  -------------    --------------  -------------
Accrued benefit liability                                  $ (14,035)     $ (17,662)        $ (49,990)     $ (49,365)
Intangible asset                                                  28             69                 -              -
Deferred income tax                                               94              -                 -              -
Other comprehensive (income) loss                                138              -                 -              -
                                                       --------------  -------------    --------------  -------------
                                                           $ (13,775)     $ (17,593)        $ (49,990)     $ (49,365)
                                                       ==============  =============    ==============  =============

                  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% in Fiscal 1999 and 7.0% in Fiscal 1998. Net postretirement health care cost was computed using a weighted average discount rate of 8.0% in Fiscal 1999 and 7.0% in Fiscal 1998. For measuring the expected postretirement benefit obligation, a 8% annual rate of increase in the per capita claims cost was assumed in Fiscal 1999 (9% in Fiscal 1998). This rate is assumed to decrease by 1.0% per year to an ultimate rate of 5.0%. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 26,1999 by approximately $3.1 million and the aggregate of the service and interest cost components of net postretirement benefits cost by approximately $.2 million.

         The Company provides 401(k) savings and investment plans for the benefit of non-union and certain union employees. The costs for these plans were $6.3 million in Fiscal 1999, $1.1 million for the 1998 Transition Period, $2.1 million in Fiscal 1998 and $.8 million in Fiscal 1997.

         The Company also participates in multi-employer pension plans for certain of its union employees. Contributions to these plans, at a defined rate per hour worked, amounted to $.7 million in Fiscal 1999, less than $.1 million for the 1998 Transition Period, $.6 million in 1998 and $.6 million in 1997.

21. CONTINGENCIES

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987, and is currently pending against Sweetheart in federal court. The remaining plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement
Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of Sweetheart. Following denial of a motion for reconsideration, the plaintiffs in April 1997 filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment in favor of Sweetheart. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a hearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied in January 1999. Sweetheart has begun the process of paying out the termination liability. As of December 15, 1999, the Company has disbursed $8.6 million in termination payments.

         On April 27, 1999, the plaintiffs filed a motion in the District Court for reconsideration of the court's dismissal without appropriate relief and a motion for attorneys' fees with a request for delay in determination of entitlement to such fees. On June 17, 1999, the District Court deferred these motions and ordered discovery in connection therewith. Discovery is expected to be completed by the end of December 1999. Due to the complexity involved in connection with the claims asserted in this case, the Company cannot determine at present with any certainty the amount of damages it would be required to pay should the plaintiffs prevail; accordingly, there can be no assurance that such amounts would not have a material adverse effect on the Company's financial position or results of operations.

         A patent infringement action seeking injunctive relief and damages relating to Sweetheart's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. During the fourth quarter of Fiscal 1999, mediation resulted in a settlement of this action whereby Sweetheart agreed to pay damages of $2.6 million. This amount has been fully reserved by Sweetheart, with the first of two payments, $1.6 million, made on September 30, 1999. The second payment of $1.0 million is due July 1, 2000.

         On July 13, 1999, Sweetheart received a letter from the EPA identifying it, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of Sweetheart or any other entity. Sweetheart denies liability and has no reason to believe the final outcome of this matter will have a material effect on its financial condition or results of operations. However, no assurance can be given about its ultimate effect on Sweetheart, if any, given the early stage of this investigation.

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

22.  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

         See Notes 11, 12 and 14 for information relating to the Discount Notes, exchangeable preferred stock and the redeemable common stock. The condensed financial statements of the parent company only are as follows (in thousands):


                                                      September 26,     July 26,
                                                        1999              1998
                                                      ---------        ---------
Balance Sheet
Assets
    Cash                                              $    --          $     106
    Other current assets                                    100
    Investments in subsidiaries                         114,817          128,857
    Deferred finance fees                                 4,049            4,505
    Deferred income taxes                                 6,320            1,444
                                                      ---------        ---------
                                                      $ 125,286        $ 134,912
                                                      =========        =========
Liabilities and Stockholders' Equity
    Accrued expenses                                  $     257        $     255
    Discount Notes                                       92,018           78,909
    Exchangeable preferred stock                         36,291           30,680
    Redeemable common stock                               2,217            2,139
    Stockholders' equity (deficit)                       (5,497)          22,929
                                                      =========        =========
                                                      $ 125,286        $ 134,912
                                                      =========        =========

                                                                                        Nine
                                                                      Year              Weeks              Year
                                                                     Ended              Ended              Ended
                                                                  September 26,     September 27,         July 26,
                                                                      1999               1998              1998
                                                                 ---------------    ---------------    --------------
Statement of Operations
    General and administrative expenses                               $     (47)          $    (27)          $   (24)
    Management fee income                                                   200                 92
    Interest expense, net                                               (11,760)            (1,902)           (3,957)
                                                                 ---------------    ---------------    --------------
      Loss before income taxes and equity in subsidiaries               (11,607)            (1,837)           (3,981)
    Income tax benefit                                                    4,082                664             1,444
    Equity in income (loss) of subsidiaries                              (8,105)            (3,629)            4,035
                                                                 ---------------    ---------------    --------------
      Net income                                                        (15,630)            (4,802)            1,498
    Payment-in-kind dividends on exchangeable
      preferred stock                                                     4,847                764             1,616
                                                                 ---------------    ---------------    --------------
      Net loss applicable to common stock                             $ (20,477)          $ (5,566)           $ (118)
                                                                 ===============    ===============    ==============

Statement of Cash Flows
Operating activities:
    Net income (loss)                                                 $ (15,630)          $ (4,802)          $ 1,498
    Equity in (income) loss of subsidiaries                               8,105              3,629            (4,035)
    Amortization of deferred finance fees                                   714                124               268
    Interest capitalized on debt                                         11,046              1,779             3,707
    Income taxes receivable                                              (4,082)              (664)           (1,444)
    Decrease in accrued expenses                                           (154)              (171)             (919)
                                                                 ---------------    ---------------    --------------
      Net cash used in operating activities                                  (1)              (105)             (925)
                                                                 ---------------    ---------------    --------------
Investing activities:
    Sweetheart Investment                                                                                    (88,000)
                                                                                                       --------------
Financing activities:
    Proceeds from issuance of Discount Notes                                                                  77,538
    Proceeds from issuance of exchangeable preferred stock                                                    15,000
    Debt issuance costs                                                                                       (3,507)
                                                                                                       --------------
      Net cash provided by financing activities                                                               89,031
                                                                 ---------------    ---------------    --------------
    Net increase in cash                                                     (1)              (105)              106
    Cash at beginning of period                                               1                106
                                                                 ---------------    ---------------    --------------
    Cash at end of period                                             $       -          $       1           $   106
                                                                 ===============    ===============    ==============

23.  SUBSEQUENT EVENT

     On December 3, 1999, CEG became an 87% owned subsidiary of SF Holdings pursuant to a merger. In connection with the merger, 87% of CEG's common stock was exchanged for 15,000 shares of Class B Series 2 Preferred Stock of the Company. On December 6, 1999, pursuant to an asset purchase agreement entered into on November 21, 1999 (the "CEG Asset Purchase Agreement"), Fonda purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights and customer lists. In addition, pursuant to the CEG Asset Purchase Agreement, Fonda has agreed to purchase over a sixty day period certain inventory of CEG. The aggregate purchase price for the intangible assets and the inventory is $41 million ($16 million for the intangible assets and $25 million for the inventory), payable in cash, the cancellation of certain notes and warrants and the assumption of certain liabilities. The agreement further provides that Fonda may acquire other CEG assets in exchange for outstanding trade payables owed to it by CEG. In connection with this agreement, Fonda will cancel the CEG Agreements (see Note 19). Upon the consummation of the CEG Asset Purchase Agreement, Fonda will market, manufacture and distribute disposable party goods products directly to the specialty (party) channel of its consumer market.

                                                                    SCHEDULE  II

                           THE SF HOLDINGS GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                             Additions
                                                     ---------------------------
                                      Balance at      Charged to    Charged to                        Balance at
                                      beginning       costs and       other                             end
    Classification                    of period        expenses      accounts       Deductions        of period
    --------------                  ---------------  ------------- -------------    ------------    ---------------
Allowance for Doubtful Accounts
    Year ended September 26, 1999       $2,621            760                           751  (1)        $2,630

    Transition Period ended
       September 27, 1998               $3,569           (301)                          647  (1)        $2,621

    Year ended July 26, 1998             $ 961            476         2,748  (2)        561  (1)        $3,569
                                                                         57  (3)        110  (4)
                                                                                          2  (5)

    Year ended July 27, 1997             $ 549            457           --               45  (1)         $ 961