Form 10-Q
period 1999-12-26
SF HOLDINGS GROUP INC
filed 2000-02-09
CIK 1059697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(mark one)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the thirteen weeks ended December 26, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
         Common Stock, $.001 par value, as of February 1, 2000:
                                                      Class A:   562,583 Shares
                                                      Class B:   56,459 Shares
                                                      Class C:   39,900 Shares

                             SF HOLDINGS GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


Part I - Financial Information


Item 1. Financial Statements (unaudited):                                  Page

        Consolidated Condensed Balance Sheets as of
            December 26, 1999 and September 26, 1999 (audited)               3

        Consolidated Statements of Operations and
            Comprehensive Income (Loss) for the thirteen weeks
            ended December 26, 1999 and December 27, 1998                    4

        Consolidated Statements of Cash Flows for the thirteen
            weeks ended December 26, 1999 and December 27, 1998              5

        Notes to Consolidated Financial Statements                           6


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        8


Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K                                   13

Signatures                                                                  15

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                  December 26,    September 26,
                                                                     1999             1999 (1)
                                                               ---------------    --------------
                                                                 (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                        $ 3,126            $ 4,180
    Accounts receivable, less allowance for doubtful
      accounts of $7,303 and $6,979, respectively                    128,631            136,629
    Due from affiliates                                                  754                538
    Inventories                                                      200,997            191,848
    Deferred income taxes                                             20,757             20,547
    Other current assets                                              21,727             26,473
                                                               --------------     --------------
         Total current assets                                        375,992            380,215
Property, plant and equipment, net                                   379,586            385,166
Goodwill, net                                                         97,369             98,176
Deferred income taxes                                                 40,512             38,424
Other assets, net                                                     35,009             35,229
                                                               --------------     --------------
                                                                   $ 928,468          $ 937,210
                                                               ==============     ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                 $ 81,440           $ 80,786
   Accrued expenses and other current liabilities                    110,018            112,700
   Current maturities of long-term debt                              275,089            276,845
                                                               --------------     --------------
      Total current liabilities                                      466,547            470,331
Long-term debt                                                       380,187            381,554
Other liabilities                                                     61,822             62,494
Deferred income taxes                                                  4,105              4,026
                                                               --------------     --------------
      Total liabilities                                              912,661            918,405
Exchangeable preferred stock                                          37,608             36,291
Minority interest in subsidiary                                        2,088              1,971
Redeemable common stock                                                2,234              2,217
Stockholders' deficit                                                (26,123)           (21,674)
                                                              ---------------     --------------
                                                                   $ 928,468          $ 937,210
                                                               ==============     ==============

          (1) Restated, see Note 2 to consolidated financial statements

                 See notes to consolidated financial statements.


                             SF HOLDINGS GROUP, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)
                                 (in thousands)

                                                                        Thirteen Weeks Ended
                                                              --------------------------------------
                                                                  December 26,        December 27,
                                                                      1999              1998 (1)
                                                              --------------------------------------
Net sales                                                             $305,820            $289,731
Cost of goods sold                                                     260,279             258,259
                                                                  -------------      --------------
     Gross profit                                                       45,541              31,472

Selling, general and administrative expenses                            30,809              29,048
Other (income) expense, net                                              1,448                 220
                                                                  -------------      --------------
     Income from operations                                             13,284               2,204
Interest expense (net of interest income
 of $87 and $239)                                                       17,563              17,910
                                                                  -------------      --------------
     Loss before income taxes and minority interest                     (4,279)            (15,706)
Income taxes benefit                                                    (1,384)             (5,966)
Minority interest in subsidiary's income (loss)                            117                (803)
                                                                  -------------      --------------
     Net loss                                                           (3,012)             (8,937)
Payment-in-kind dividends on exchangeable preferred stock                1,317               1,157
                                                                  -------------      --------------
     Net loss applicable to common stock                              $ (4,329)           $(10,094)
                                                                  =============      ==============
Statements of comprehensive income (loss):
     Net loss                                                         $ (3,012)           $ (8,937)
     Other comprehensive income, net of income tax:
       Minimum pension liability adjustment                               (114)              1,343
       Foreign translation adjustment                                       11                (263)
                                                                  -------------      --------------
     Total comprehensive loss                                         $ (3,115)           $ (7,857)
                                                                  =============      ==============


          (1) Restated, see Note 2 to consolidated financial statements

                 See notes to consolidated financial statements.


                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                            Thirteen Weeks Ended
                                                                  -------------------------------------
                                                                      December 26,       December 27,
                                                                          1999             1998 (1)
                                                                  -------------------------------------
Operating activities:
 Net income (loss)                                                      $ (3,012)         $ (8,937)
Adjustments  to  reconcile  net  income  (loss)  to net cash used in operating activities:
   Depreciation and amortization                                          13,963            13,890
   Interest capitalized on debt                                            3,020             2,664
   Provision for doubtful accounts                                         1,885               144
   Deferred income taxes                                                  (2,225)           (6,534)
   (Gain) loss on equipment dispositions                                      53              (112)
   Minority interest in subsidiary's loss                                    117              (803)
   Changes in assets and liabilities:
      Accounts receivable                                                  4,815             5,952
      Due from affiliates                                                   (224)              233
      Inventories                                                         (8,495)           15,142
      Other current assets                                                 1,380              (257)
      Accounts payable and accrued expenses                               (1,322)          (10,454)
      Other                                                                 (411)            3,431
                                                                    -------------     -------------
    Net cash provided by operating activities                              9,544            14,359
                                                                    -------------     -------------
Investing activities:
 Capital expenditures                                                     (4,479)          (10,772)
 Proceeds from equipment dispositions                                         93             3,131
                                                                    -------------     -------------
   Net cash used in investing activities                                  (4,386)           (7,641)
                                                                    -------------     -------------
Financing activities:
 Net decrease in revolving credit borrowings                              (5,836)           (5,130)
 Repayments of long-term debt                                               (376)           (5,581)
 Decrease in escrow cash                                                       -            (1,885)
                                                                    -------------     -------------
   Net cash used in financing activities                                  (6,212)          (12,596)
                                                                    -------------     -------------
Net decrease in cash                                                      (1,054)           (5,878)
Cash and cash equivalents, beginning of period                             4,180             9,898
                                                                    -------------     -------------
Cash and cash equivalents, end of period                                 $ 3,126           $ 4,020
                                                                    =============     =============
Supplemental cash flow information:
 Cash paid during the period for:
   Interest                                                              $ 3,197           $ 4,428
   Income taxes, net of refunds                                            $ (74)          $ 2,502

          (1) Restated, see Note 2 to consolidated financial statements

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

         The information included in the foregoing interim consolidated financial statements of the Company are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for these periods. Results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 26, 1999.

2.  BUSINESS ACQUISITION

         On December 3, 1999, Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of the Company pursuant to a merger. In connection with the merger, 87% of CEG's common stock was exchanged for 15,000 shares of Class B Series 2 Preferred Stock of the Company. As a result of this transaction, Fonda markets, manufactures and distributes disposable party goods products directly to the specialty (party) channel of its consumer market. The transaction has been accounted for in a manner similar to pooling-of-interests. The accompanying financial statements have been restated for all periods presented to include CEG's balance sheet and results of operations.

3.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                   December 26,    September 26,
                                                      1999             1999
                                                 --------------    ------------
     Raw materials and supplies                     $ 54,574        $  53,627
     Work-in-process                                   8,252            8,036
     Finished goods                                  138,171          130,185
                                                  ----------       ----------
                                                   $ 200,997        $ 191,848
                                                  ==========       ==========

4.  SEGMENTS

                                                     Thirteen weeks ended
                                                 December 26,      December 27,
                                                     1999              1998
                                                -------------      ------------
Net sales:
     Sweetheart                                     $ 214,216        $ 203,909
     Fonda                                             97,572           85,920
     Intersegment elimination                          (5,968)             (98)
                                                --------------    -------------
                                                    $ 305,820        $ 289,731
                                                ==============    =============
Income from operations, excluding other income:
     Sweetheart                                     $   8,837        $  (1,568)
     Fonda                                              5,900            4,036
     Corporate and eliminations                            (5)             (44)
                                                --------------    -------------
                                                    $  14,732        $   2,424
                                                ==============    =============


5.  CONTINGENCIES

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of Sweetheart. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of Sweetheart. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied in January 1999. Sweetheart has begun the process of paying out the termination liability and as of December 26, 1999, Sweetheart had disbursed $8.6 million in termination payments. The initial estimate of the total termination liability, less these payments, exceeds assets set aside in the Plan by approximately $11.6 million, which amount has been fully reserved by Sweetheart.

         On April 27, 1999, the plaintiffs filed a motion in the District Court for reconsideration of the court's dismissal without appropriate relief and a motion for attorneys' fees with a request for delay in determination of entitlement to such fees. On June 17, 1999, the District Court deferred these motions and ordered discovery in connection therewith. The discovery period has been extended to March 15, 2000. Due to the complexity involved in connection with the claims asserted in this case, Sweetheart cannot determine at present with any certainty the amount of damages it would be required to pay should the plaintiffs prevail; accordingly, there can be no assurance that such amounts would not have a material adverse effect on Sweetheart's financial position or results of operations.

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

         On July 13, 1999, Sweetheart received a letter from the Environmental Protection Agency ("EPA") identifying Sweetheart, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at a site in

Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of Sweetheart or any other entity. On December 20, 1999, Sweetheart received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas. Sweetheart denies liability and has no reason to believe the final outcomes will have a material effect on its financial condition or results of operations. However, no assurance can be given about the ultimate effect on Sweetheart, if any, given the early stage of the investigations.

         The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

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

         Each of Fonda and Sweetheart's business is seasonal with a majority of its net cash flows from operations realized in the third and forth quarters of the fiscal year. Sales of paperboard products for such periods reflect the high seasonal demands of the summer months when outdoor and away-from-home consumption increases. This results in disproportionately higher net income in the last six months of the fiscal year as cost absorption improves resulting from a more profitable sales and production mix. In addition, Fonda's tissue based and specialty party goods products experience increased volume and a high percentage of its net income in the first and fourth fiscal quarters due to the buildup of seasonal business between Halloween and the Super Bowl. In the event that Fonda's and/or Sweetheart's cash flow from operations is insufficient to provide working capital necessary to fund their respective production requirements, Fonda and/or Sweetheart will need to borrow under their respective credit facilities or seek other sources of capital. Although the Company believes that funds available under such credit facilities together with cash generated from operations, will be adequate to provide for each company's respective cash requirements, there can be no assurance that such capital resources will be sufficient in the future.

Recent Developments
         On December 3, 1999, Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of the Company pursuant to a merger. In connection with the merger, 87% of CEG's common stock was exchanged for 15,000 shares of Class B Series 2 Preferred Stock of the Company. As a result of this transaction, Fonda markets, manufactures and distributes disposable party goods products directly to the specialty (party) channel of its consumer market. The transaction has been accounted for in a manner similar to pooling-of-interests, and financial statements have been restated for all periods presented to include CEG's balance sheet and results of operations.

        Results of Operations

                                                  Thirteen Weeks Ended
                                      -----------------------------------------
                                          December 26,            December 27,
                                             1999                    1998
                                      --------------------      ---------------
                                                  % of Net             % of Net
                                         Amount    Sales      Amount     Sales
                                      ------------------------------------------
                                                 (Dollars in millions)

Net sales                               $ 305.8     100.0%    $ 289.7    100.0%
Cost of goods sold                        260.3      85.1       258.3     89.1
                                      ---------- ---------  ---------- --------
   Gross profit                            45.5      14.9        31.5     10.9
Selling, general and
   administrative expenses                 30.8      10.1        29.0     10.0
Other (income) expense, net                 1.4       0.5         0.2      0.1
                                      ---------- ---------  ---------- --------
   Income from operations                  13.3       4.3         2.2      0.8
Interest expense, net                      17.6       5.7        17.9      6.2
                                      ---------- ---------  ---------- --------
   Income (loss) before taxes              (4.3)     (1.4)      (15.7)    (5.4)
Income tax (benefit) provision             (1.4)     (0.5)       (6.0)    (2.1)
Minority interest in subsidiary's
   loss                                     0.1         -        (0.8)    (0.3)
                                      ---------- ---------  ---------- --------
   Net income (loss)                     $ (3.0)     (1.0)%    $ (8.9)    (3.1)%
                                      ========== =========  ========== ========


Thirteen Weeks Ended December 26, 1999 (Fiscal 2000 First Quarter) Compared to December 27, 1998 (Fiscal 1999 First Quarter)
         Net sales increased $16.1 million, or 5.6%, to $305.8 million in the Fiscal 2000 First Quarter, due to net sales increases at both Sweetheart and Fonda. The following analysis includes $3.5 million of sales from Sweetheart to Fonda and $2.5 million of sales from Fonda to Sweetheart, which were eliminated in consolidation. Sweetheart results- Net sales increased $10.3 million, or 5.1%, to $214.2 million in the Fiscal 2000 First Quarter, reflecting a 3.3% increase in sales volume and a 1.8% increase in average realized sales price. Net sales to institutional foodservice customers increased 5.8%, reflecting a 3.8% increase in sales volume and a 2.0% increase in average realized sales price. This increase is primarily the result of Sweetheart's focus on revenue growth with key institutional foodservice customers. Net sales to food packaging customers decreased 1.2%, or $0.3 million, reflecting a 1.4% decrease in sales volume, partially offset by a 0.2% increase in average realized sales price. This decrease is primarily the result of lower demand by large accounts in the food packaging customer base due to market conditions. Fonda results- Net sales increased $11.7 million, or 13.6%, to $97.6 million in the Fiscal 2000 First Quarter. This increase was primarily due to significant increases in selling prices of paperboard products; increased institutional tissue volume; and increased net sales in Fonda's specialty party goods business. Sales volume in converting operations increased 15.9% in the institutional market and 4.4% in the consumer market. Average selling prices increased 12.2% in the consumer market and decreased 2.1% in the institutional market. In the consumer market, the increase in selling prices was primarily due to a significant increase in raw material paperboard prices which Fonda passed onto its customers. In the institutional market, the increased tissue volume was due to increased national account and holiday seasonal sales. The increase in net sales in Fonda's specialty party goods business resulted in a 24.2% volume increase due to millennium celebrations as well as inventory restocking for two customers that had been experiencing financial difficulties. Such volume increase was partially offset by a 11% reduction in average selling prices. In addition, volume increases in all markets reflected accelerated inventory purchases by customers resulting from anticipated Year 2000 disruptions.

         Gross profit increased $14.1 million, or 44.7%, to $45.5 million in the 2000 First Fiscal Quarter. As a percentage of net sales, gross profit increased to 14.9% in the 2000 First Fiscal Quarter from 10.9% in the 1999 First Fiscal Quarter primarily due to increased margins at Sweetheart and to a lesser extent at Fonda. Sweetheart results- Gross profit increased $12.3 million, or 85.6%, to $26.6 million in the Fiscal 2000 First Quarter. As a percentage of net sales, gross profit increased to 12.4% in the Fiscal 2000 First Quarter from 7.0%. This improvement is attributable to a shift in sales to a more profitable product mix, improved manufacturing efficiencies and improved margins through customer price initiatives.

Fonda results- Gross profit increased $1.8 million, or 10.4%, to $18.9 million in the Fiscal 2000 First Quarter. The increase was primarily due to the realization of cost savings from the manufacturing consolidation of CEG, and, as noted above, increased net sales of specialty party goods products, increased selling prices of paperboard products, and increased volume of institutional tissue products. As a percentage of net sales, gross profit decreased to 19.4% in the Fiscal 2000 First Quarter from 19.9% in the Fiscal 1999 First Quarter. The margin compression was due to a change in sales mix as well as the time lag between increased raw material costs and the increase in pricing to customers.

         Selling, general and administrative expenses increased $1.8 million to $30.8 million in the Fiscal 2000 First Quarter. As a percentage of net sales, selling, general and administrative expenses increased slightly to 10.1% in the Fiscal 2000 First Quarter from 10.0% in the Fiscal 1999 First Quarter. A $1.9 million increase in such costs at Sweetheart was principally attributable to a $1.2 million provision for doubtful accounts resulting from the bankruptcy filing of a customer, annual wage increases and increased costs associated with systems development. A $.1 million decrease in such costs at Fonda was due to Fiscal 1999 overhead cost saving initiatives, which was partially offset by a provision for doubtful accounts resulting from the filing of a bankruptcy petition by a CEG customer.

         Other expense was $1.4 million in the Fiscal 2000 First Quarter compared to $0.2 million in the Fiscal 1999 First Quarter primarily due to the write-off of an unsecured note receivable issued by Sweetheart in connection with the sale of its bakery business in Fiscal 1998.

         Income from operations increased $11.1 million to $13.3 million in the Fiscal 2000 First Quarter due to the reasons discussed above.

         Interest expense, net decreased $.3 million to $17.6 million in the Fiscal 2000 First Quarter from $17.9 million in the Fiscal 1999 First Quarter. This decrease is attributable to a decrease of $.7 million at Sweetheart due to lower outstanding balances under its U. S. Credit Facility, which was partially offset due to the increasing balance of the Company's 12 3/4% Senior Secured Discount Notes.

         The effective tax rate was 32.3% in the Fiscal 2000 First Quarter, which reflects certain non-deductible costs relating to the investment in Sweetheart and the related financing, and 38% in the Fiscal 1999 First Quarter. As a result of the above and the addback of minority interest representing 10% of Sweetheart's historical loss and 13% of CEG's net income, the net loss was $3.0 million in the Fiscal 2000 First Quarter compared to $8.9 million in the Fiscal 1999 First Quarter.

Liquidity and Capital Resources
         Historically, the Company's subsidiaries have relied on cash flow from operations, sale of non-core assets and borrowings to finance their respective working capital requirements, capital expenditures and acquisitions.

         Net cash provided by operating activities was $9.5 million in the 2000 First Fiscal Quarter compared to $14.4 million in the 1999 First Fiscal Quarter. This decrease was primarily due to management's decision to build inventory at Sweetheart and increased working capital requirements at Fonda to support its increase in net sales. Such decrease was partially offset by more favorable income from operating activities at both Sweetheart and Fonda.

         Capital expenditures were $4.5 million, including $1.4 million for new production equipment at Sweetheart, $1.5 million spent on growth and expansion projects at Sweetheart, with the remaining consisting primarily of routine capital improvements.

         In January 2000, outstanding balances on CEG's revolving credit facility, 12% senior subordinated notes and junior subordinated notes were paid in full. Outstanding balances on such debt totaled $22.0 million and $40.2 million at December 26, 1999 and September 26, 1999, respectively.

         Fonda's revolving credit facility, which matures on March 31, 2001, provides up to $55 million borrowing capacity, is collateralized by eligible accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. At December 26, 1999, there was $25.8 million outstanding and $22.1 million was the maximum advance available based upon eligible collateral.

         Sweetheart's revolving credit facility allows up to $135.0 million in borrowings, subject to borrowing base limitations (the "U.S. Credit Facility"). Borrowings under the U.S. Credit Facility mature on August 1, 2000; as of December 26, 1999, $41.8 million was available under such facility. Although Sweetheart intends to refinance this debt, there can be no assurances that it will be able to obtain such refinancing on terms and conditions acceptable to the Company.

         Sweetheart has a credit facility which provides for a term loan of up to Cdn $10.0 million and revolving credit of up to Cdn $10.0 million that expire on June 15, 2001. As of December 26, 1999, Cdn $4.0 million (approximately $2.7 million) was available under such facility.

         Sweetheart's Senior Secured Notes mature on September 1, 2000. Although the Company intends to refinance this debt, there can be no assurances that the Company will be able to obtain such refinancing on terms and conditions acceptable to the Company.

         During the Fiscal 2000 First Quarter, the Company did not incur material costs for compliance with environmental law and regulations.

         In January 1999, the United States Supreme Court denied plaintiffs' Petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084. The court decided that the Plan was lawfully terminated. On April 27, 1999, the Plaintiffs filed a motion in the District Court for reconsideration of the court's dismissal without appropriate relief and a motion for attorneys' fees with a request for delay in determination of entitlement to such fees. On June 17, 1999, the District Court deferred these motions and ordered discovery in connection therewith. The discovery process has been extended to March 15, 2000. Sweetheart has begun the process of paying out the termination liability and as of December 26, 1999, Sweetheart had disbursed $8.6 million in termination payments. The initial estimate of the total termination liability, less these payments, exceeds assets set aside in the Plan by approximately $11.6 million, which amount has been fully reserved by Sweetheart. The remaining payments are expected to be paid during Fiscal 2000. Sweetheart's operating plan contemplates that cash generated by operations and amounts available under its credit facilities will be sufficient to make the required payments under the Plan when due. However, there can be no assurance that Sweetheart will achieve its operating plan and have the necessary cash to make these payments. Failure by Sweetheart to make such payments could have a material adverse effect on the Company and its financial condition.

         A patent infringement action seeking injunctive relief and damages relating to Sweetheart's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. During the fourth quarter of Fiscal 1999, mediation resulted in a settlement of this action whereby the Company agreed to pay damages of $2.6 million. This amount has been fully reserved by the Company, with the first of two payments, $1.6 million, made on September 30, 1999. The second payment of $1.0 million is due July 1, 2000.

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

Year 2000
         As of February 1, 2000, the Company has no knowledge of any material issues relating to Year 2000 malfunctions that could have a material adverse effect on either Sweetheart or Fonda's financial condition or results of operations. Sweetheart and Fonda are Year 2000 ready and will continue to monitor all Year 2000 related issues.

Net Operating Loss Carryforwards
         As of September 26, 1999, Sweetheart had approximately $214 million of net operating loss carryforwards ("NOLs") which expire at various dates from 2004 through 2019. Fonda has $1.9 million of state net operating loss carryforwards which expire at various dates from 2003 to 2020. For federal income tax purposes, Fonda's net operating losses will be carried back to Fiscal 1998. Although the Company expects that sufficient taxable income will be generated in the future to realize these NOLs, there can be no assurance future taxable income will be generated to utilize such NOLs.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibits 2.1 through 10.8 are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-4, as amended (File No. 333-50683). Exhibits 10.9 through 10.18 are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-4, as amended (File No. 333-51563).
         Exhibit 10.19 is incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Form 10-K for the year ended September 26, 1999.

     Exhibit #                Description of Exhibit
     ---------                ----------------------

        2.1 Investment Agreement, dated as of December 29, 1997, among the Stockholders of Sweetheart Holdings Inc. ("Sweetheart Holdings"), Creative Expressions Group, Inc. ("CEG") and SF Holdings Group, Inc. ("SF Holdings").
        3.1        Restated Certificate of Incorporation of the Company.
        3.2        By-laws of the Company.
        4.1 Indenture, dated as of March 12, 1998, between SF Holdings and The Bank of New York.
        4.2 Form of 12 3/4% Series A and Series B Senior Secured Discount Notes, dated as of March 12, 1998 (incorporated by reference to Exhibit 4.1).
        4.3 Registration Rights Agreement, dated as of March 12, 1998, among SF Holdings, Bear, Stearns & Co. Inc. and SBC Warburg Dillon Read Inc. (the "Initial Purchasers").
        4.4 Registration Rights Agreement, dated as of March 20, 1998, between the Company, American Industrial Partners Management Company, Inc. ("AIPM") and Bear, Stearns & Co., Inc.
        4.5        Form of Certificate of Exchangeable Preferred Stock.
        4.6 Form of Indenture between the Company and The Bank of New York governing the 133/4% Subordinated Notes due March 15, 2009.
        4.7 Paragraph A of Article Fourth of the Restated Certificate of Incorporation of the Company (incorporated by reference to
                   Exhibit 3.1).
       10.1 Stockholders' Rights Agreement, dated as of March 12, 1998, among SF Holdings and the persons listed on Schedule I thereto.
       10.2 Stockholders' Agreement, dated as of March 12, 1998, among Sweetheart Holdings, SF Holdings and the Original Stockholders.
       10.3 Stockholders Agreement, dated as of March 12, 1998, among SF Holdings and the Initial Purchasers.
       10.4 Pledge Agreement, dated as of March 12, 1998, between SF Holdings and the Bank of New York.
       10.5 Tax Sharing Agreement, dated as of March 12, 1998, among SF Holdings and The Fonda Group, Inc. ("Fonda").

       10.6        Second Restated Management  Services  Agreement,  dated as of
                   March 12, 1998,  among  Sweetheart  Holdings,  Sweetheart Cup
                   Company Inc. ("Sweetheart Cup"), American Industrial Partners
                   Management Company, Inc. ("AIPM") and SF Holdings.
       10.7        Amendment  No.  1  to  Second  Restated  Management  Services
                   Agreement,  dated  as of March  12,  1998,  among  Sweetheart
                   Holdings, Sweetheart Cup, AIPM and SF Holdings.
       10.8        Assignment  and Assumption  Agreement,  dated as of March 12,
                   1998, between SF Holdings and Fonda.
       10.9        Stockholders  Agreement,  dated as of March 20, 1998, between the Company and Bear, Stearns & Co., Inc.
       10.10       Executive  Retention  Pay  Agreement,  dated as of October 1,
                   1997, between Sweetheart Holdings and Daniel M. Carson.
       10.11       Executive  Retention  Pay  Agreement,  dated as of October 1,
                   1997, between Sweetheart Holdings and William H. Haas.
       10.12       Executive  Retention  Pay  Agreement,  dated as of October 1,
                   1997, between Sweetheart Holdings and James R. Mullen.
       10.13       Special  Incentive  Agreement  between  Sweetheart  Holdings,
                   Sweetheart Cup and William H. Haas dated November 18, 1996.
       10.14       Special  Incentive  Agreement  between  Sweetheart  Holdings,
                   Sweetheart Cup and Daniel M. Carson dated November 18, 1996.
       10.15       Special  Incentive  Agreement  between  Sweetheart  Holdings,
                   Sweetheart Cup and James R. Mullen dated November 18, 1996.
       10.16       Employee  Relocation  Agreement between Sweetheart  Holdings,
                   Sweetheart Cup and James R. Mullen dated December 19, 1997.
       10.17       Employee  Relocation  Agreement between Sweetheart  Holdings,
                   Sweetheart Cup and Daniel M. Carson dated December 19, 1997.
       10.18       Employee  Relocation  Agreement between Sweetheart  Holdings,
                   Sweetheart Cup and William H. Haas dated December 19, 1997.
       10.19       Asset Purchase Agreement dated as of December 6, 1999 between
                   Creative Expressions Group, Inc. and Fonda.
       16.1        Letter regarding change in certifying accountant.
       27.1   *    Financial Data Schedule.

      ----------------
      *  filed herein.

(b) No reports were filed on Form 8-K during the quarter ended December 26, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

      Date:  February 9, 2000

                                        SF HOLDINGS GROUP, INC.


                                        By: /s/ HANS H. HEINSEN
                                           -----------------------------------
                                                Hans H. Heinsen
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer (Principal
                                        Financial And Accounting Officer)