Form 10-Q
period 2000-03-26
SF HOLDINGS GROUP INC
filed 2000-04-24
CIK 1059697

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Twenty-Six Weeks Ended
                                 March 26, 2000

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                         for the transition period from
                              _________ to_________


                        Commission file number 333-50683


                             SF HOLDINGS GROUP, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                  13-3990796
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                  Identification No.)

  373 Park Avenue South, New York, New York                  10016
  (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code: 212/779-7448


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]


       The number of shares outstanding of the Registrant's common stock as of April 24, 2000:
            Class A Common Stock, $0.001 par value - 562,583 shares
            Class B Common Stock, $0.001 par value - 56,459 shares
            Class C Common Stock, $0.001 par value - 39,900 shares

================================================================================

                                                  PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                                 SF HOLDINGS GROUP, INC.
                                                 -----------------------
                                              CONSOLIDATED BALANCE SHEETS
                                              ---------------------------
                                           (In thousands, except share data)
                                           ---------------------------------

                                                                          (Unaudited)
                                                                           March 26,           September 26,
                                                                             2000                 1999(1)
                                                                         -------------        ---------------
                                     Assets
                                     ------
      Current assets:
         Cash and cash equivalents                                        $    5,631             $    4,180
         Receivables, less allowances of $4,173 and $6,979,
           respectively                                                      135,763                136,629
         Due from affiliates                                                     661                    538
         Inventories                                                         222,888                191,848
         Deferred income taxes                                                20,757                 20,547
         Other current assets                                                 22,785                 24,330
                                                                           ---------              ---------
              Total current assets                                           408,485                378,072
                                                                           ---------              ---------

      Property, plant and equipment, net                                     373,744                387,309

      Goodwill, net                                                           96,563                 98,176
      Deferred income taxes                                                   40,686                 38,424
      Other assets                                                            29,923                 35,229
                                                                           ---------              ---------
              Total assets                                                $  949,401             $  937,210
                                                                           =========              =========

                     Liabilities and Stockholders' Deficit
                     -------------------------------------
      Current liabilities:
         Accounts payable                                                 $  100,214             $   80,786
         Accrued expenses and other current liabilities                      102,293                112,700
         Current portion of long-term debt                                   288,764                276,845
                                                                           ---------              ---------
              Total current liabilities                                      491,271                470,331
                                                                           ---------              ---------

      Long-term debt                                                         379,095                381,554
      Other liabilities                                                       61,132                 62,494
      Deferred income taxes                                                    4,105                  4,026
                                                                           ---------              ---------
              Total liabilities                                              935,603                918,405
                                                                           ---------              ---------

         Exchangeable preferred stock                                         38,968                 36,291
         Minority interest in subsidiary                                       2,317                  1,971
         Redeemable common stock                                               2,251                  2,217
         Stockholders' Deficit                                               (29,738)               (21,674)
                                                                           ----------             ----------
              Total liabilities and stockholders' deficit                 $  949,401             $  937,210
                                                                           ==========             ==========


                    (1) Restated, see Note 2 of the Notes to Consolidated Financial Statements

                           See accompanying Notes to Consolidated Financial Statements.


                                                      SF HOLDINGS GROUP, INC.
                                                      -----------------------
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------
                                               AND OTHER COMPREHENSIVE INCOME (LOSS)
                                               -------------------------------------
                                                             (Unaudited)
                                                           (In thousands)

                                                            For the          For the          For the          For the
                                                           Thirteen         Thirteen         Twenty-six       Twenty-six
                                                          weeks ended      weeks ended      weeks ended      weeks ended
                                                           March 26,        March 28,        March 26,        March 28,
                                                             2000            1999(1)           2000            1999(1)
                                                         ------------     ------------     ------------     ------------
Net sales                                                $  289,374       $  271,483       $  595,194        $ 557,941
Cost of sales                                               247,428          238,758          507,707          493,745
                                                          ---------        ---------        ----------       ---------
    Gross profit                                             41,946           32,725           87,487           64,196

Selling, general and administrative expenses                 29,752           30,570           60,561           59,617
Other (income) expense, net                                  (3,012)             284           (1,564)             504
                                                          ----------       ---------        ----------       ---------
    Operating income                                         15,206            1,871           28,490            4,075

Interest expense, net of interest income of $180,
  $163, $267 and $402, respectively                          17,137           17,311           34,700           35,221
                                                          ---------        ---------        ---------        ---------
    Income (loss) before income tax expense
    (benefit), minority interest and extraordinary
    loss                                                     (1,931)         (15,440)          (6,210)         (31,146)

Income tax expense (benefit)                                   (466)          (5,881)          (1,850)         (11,848)

Minority interest in subsidiary's income (loss)                 229             (445)             346           (1,248)
                                                          ----------       ----------       ----------       ----------
    Net income (loss) before extraordinary loss              (1,694)          (9,114)          (4,706)         (18,050)
                                                          ----------       ----------       ----------       -----------

Extraordinary loss on debt extinguishment  (net of
  income taxes of ($350))                                       525                -              525                -
                                                          ----------       ---------        ----------       ----------
    Net income (loss)                                        (2,219)          (9,114)          (5,231)         (18,050)
                                                          ----------       ----------       ----------       ----------

Payment-in-kind dividends on exchangeable
  preferred stock                                            (1,360)          (1,208)          (2,677)          (2,365)
                                                          ----------       ----------       ----------       ----------
    Net income (loss) applicable to common stock         $   (3,579)      $  (10,322)      $   (7,908)      $  (20,415)
                                                          ==========       ==========       ==========       ==========


Other comprehensive income (loss), net of tax:
    Net income (loss)                                        (2,219)          (9,114)          (5,231)         (18,050)
    Foreign currency translation adjustment                      60              252               71              (11)
    Minimum pension liability adjustment                        (79)            (454)            (193)             889
                                                          ----------       ----------       ----------       ----------
Other comprehensive income (loss)                               (19)            (202)            (122)             878
                                                          ----------       ----------       ----------       ----------
    Comprehensive income (loss)                          $   (2,238)      $   (9,316)      $   (5,353)      $  (17,172)
                                                          ==========       ==========       ==========       ==========


                               (1) Restated, see Note 2 of the Notes to Consolidated Financial Statements

                                      See accompanying Notes to Consolidated Financial Statements.


                                                      SF HOLDINGS GROUP, INC.
                                                      -----------------------
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (Unaudited)
                                                          (In thousands)


                                                                    For the Twenty-      For the Twenty-
                                                                    six weeks ended      six weeks ended
                                                                       March 26,            March 28,
                                                                         2000                1999(1)
                                                                   -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                               $   (5,231)          $  (18,050)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                     27,666               28,159
       Interest capitalized on debt                                       5,698                5,353
       Deferred income tax credit                                        (2,215)             (10,667)
       Gain on sale of assets                                            (4,082)                (170)
       Minority interest in subsidiary                                      346               (1,248)
     Changes in operating assets and liabilities:
       Receivables                                                          721               (3,851)
       Due from affiliates                                                  190                   81
       Inventories                                                      (29,934)              (4,619)
       Other current assets                                                 322                 (317)
       Accounts payable and accrued expenses                              9,008               15,975
       Other, net                                                         1,631                3,188
                                                                      ----------           ----------
         Net cash provided by (used in) operating activities              4,120               13,834
                                                                      ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Additions to property, plant and equipment                         (14,795)             (20,613)
     Proceeds from sale of property, plant and equipment                  8,517                5,210
                                                                      ----------           ----------
         Net cash provided by (used in) investing activities             (6,278)             (15,403)
                                                                      ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net borrowings (repayments) under revolving credit
       facilities                                                        42,703               43,102
     Repayment of other debt                                            (39,094)             (48,941)
     Decrease in cash escrow                                                  -                3,870
                                                                      ----------           ----------
         Net cash provided by (used in) financing activities              3,609               (1,969)
                                                                      ----------           ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      1,451               (3,538)

CASH AND CASH EQUIVALENTS, beginning of period                            4,180                9,898
                                                                      ----------           ----------
CASH AND CASH EQUIVALENTS, end of period                             $    5,631           $    6,360
                                                                      ==========           ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

         Interest paid                                               $   28,438           $   24,464
                                                                      ==========           ==========
         Income taxes paid (refunded)                                $   (2,537)          $   (5,091)
                                                                      ==========           ==========


                 (1) Restated, see Note 2 of the Notes to Consolidated Financial Statements

                        See accompanying Notes to Consolidated Financial Statements


                             SF HOLDINGS GROUP, INC.
                             -----------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

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

     The information included in the foregoing interim consolidated financial statements of the Company are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for these periods. Results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 26, 1999. Certain prior period amounts have been reclassified to conform to current period presentation.


(2)  BUSINESS ACQUISITION

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


(3)  INVENTORIES

     The components of inventories are as follows (in thousands):

                                          (Unaudited)
                                            March 26,            September 26,
                                              2000                   1999
                                        ---------------        ----------------
Raw materials and supplies                $   59,235              $   53,627
Finished products                            153,764                 130,185
Work in progress                               9,889                   8,036
                                          ----------              ----------
          Total inventories               $  222,888              $  191,848
                                          ==========              ==========

(4)  SEGMENTS

                                                            For the           For the           For the           For the
                                                           Thirteen          Thirteen         Twenty-six        Twenty-six
                                                          weeks ended       weeks ended       weeks ended       weeks ended
                                                           March 26,         March 28,         March 26,         March 28,
                                                             2000              1999              2000              1999
                                                        ---------------   ---------------   ---------------   ---------------
Net Sales:
     Sweetheart                                          $  217,379        $  195,389        $  431,595        $  399,298
     Fonda                                                   78,063            77,168           175,635           159,815
     Intersegment elimination                                (6,068)           (1,074)          (12,036)           (1,172)
                                                         -----------       -----------       -----------       -----------
               Total Sales                               $  289,374        $  271,483        $  595,194        $  557,941
                                                         ===========       ===========       ===========       ===========


Income from operations, excluding other income:
     Sweetheart                                          $    9,671        $    1,625        $   18,508        $       57
     Fonda                                                    2,629               632             8,529             4,668
     Corporate and eliminations                                (106)             (102)             (111)             (146)
                                                         -----------       -----------       -----------       -----------
               Total income from operations              $   12,194        $    2,155        $   26,926        $    4,579
                                                         ===========       ===========       ===========       ===========


(5)  EXTRAORDINARY LOSS

     In conjunction with the merger (see Note 2, herein), CEG retired its long-term debt. As a result, CEG charged $875,000, or $525,000 net of income tax benefit, to results of operations as an extraordinary item. This amount represented the unamortized deferred financing fees and other expenses pertaining to such debt.


(6)  CONTINGENCIES

     A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of Sweetheart. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of Sweetheart. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied in January 1999. Sweetheart has begun the process of paying out the termination liability and as of March 26, 2000 had disbursed $8.9 million in termination payments. The initial estimate of the total termination liability, less these payments, exceeds assets set aside in the Plan by approximately $11.6 million, which amount has been fully reserved by Sweetheart.

     On April 27, 1999, the plaintiffs filed a motion in the District Court for reconsideration of the court's dismissal without appropriate relief and a motion for attorneys' fees with a request for delay in determination of entitlement to such fees. On June 17, 1999, the District Court deferred these motions and ordered discovery in connection therewith. Discovery has been completed and Sweetheart is awaiting further action by the plaintiffs. Due to the complexity involved in connection with the claims asserted in this case, Sweetheart cannot determine at present with any certainty the amount of damages it would be required to pay should the plaintiffs prevail; accordingly, there can be no assurance that such amounts would not have a material adverse effect on Sweetheart's financial position or results of operations.

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

     On July 13, 1999, Sweetheart received a letter from the Environmental Protection Agency ("EPA") identifying Sweetheart, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of Sweetheart or any other entity. On December 20, 1999, Sweetheart received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas. Sweetheart denies liability and has no reason to believe the final outcomes will have a material effect on Sweetheart's financial condition or results of operations. However, no assurance can be given about the ultimate effect on Sweetheart, if any, given the early stage of the investigations.

     The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Forward-looking statements in this filing, including those in the Notes to Consolidated Financial Statements, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Such risks and uncertainties include, but are not limited to, general economic and business conditions, competitive market pricing, increases in raw material costs, energy costs and other manufacturing costs, fluctuations in demand for the Company's products, potential equipment malfunctions and pending litigation. For additional information, see the Company's annual report on Form 10-K for the most recent fiscal year.


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


Recent Developments

     On December 20, 1999, Sweetheart Cup entered into a Stock Purchase Agreement with the stockholders of Sherwood Industries, Inc. ("Sherwood"), a manufacturer of paper cups, containers and cup making equipment, pursuant to which Sweetheart Cup will acquire all of the issued and outstanding capital stock (the "Sherwood Acquisition") of Sherwood and its subsidiaries for an aggregate purchase price of $19.0 million, subject to adjustment for changes in working capital. On April 6, 2000, all of the conditions to closing were satisfied. The Company expects the foregoing transaction to be consummated during the third quarter of Fiscal 2000.


Thirteen Weeks Ended March 26, 2000 Compared to Thirteen Weeks Ended March 28, 1999 (Unaudited)

     Net sales increased $17.9 million, or 6.6%, to $289.4 million for the thirteen weeks ended March 26, 2000 due to net sales increases at both Sweetheart and Fonda. The following analysis includes $3.1 million of sales from Sweetheart to Fonda and $2.9 million of sales from Fonda to Sweetheart, which were eliminated in consolidation.

Sweetheart Results:

     Net sales increased $22.0 million, or 11.3%, to $217.4 million for the thirteen weeks ended March 26, 2000 compared to $195.4 million for the thirteen weeks ended March 28, 1999, reflecting a 7.9% increase in sales volume and a 3.4% increase in average realized sales price. Net sales to institutional foodservice customers increased 12.6%, reflecting a 8.9% increase in sales volume and a 3.7% increase in average realized sales price. This increase is primarily the result of Sweetheart's focus on revenue growth with key institutional foodservice customers. Net sales to food packaging customers increased 1.4%, reflecting a 0.9% increase in sales volume and a 0.5% increase in average realized sales price. This growth is primarily the result of increased demand by large accounts in the food packaging customer base and increased pricing resulting from raw material cost increases.


Fonda Results:

     Net sales increased $0.9 million, or 1.2%, to $78.1 million for the thirteen weeks ended March 26, 2000 compared to $77.2 million for the thirteen weeks ended March 28, 1999, reflecting a 1.9% increase in average realized sales price and a 0.7% decrease in sales volume. The increase in net sales is primarily due to increased average realized sales prices in both the institutional and consumer markets, partially offset by lower volumes in the consumer market. Net sales to institutional customers increased 6.2%, reflecting a 5.4% increase in sales volume and an 0.8% increase in average realized sales price. The increase is primarily the result of the Fonda's focus on revenue growth with key institutional customers. Net sales to consumer customers decreased 1.6%, reflecting a 0.7% increase in average realized sales price and a 2.3% decrease in sales volume. This decrease results primarily from competitive market conditions.

     Gross profit increased $9.2 million, or 28.2%, to $41.9 million for the thirteen weeks ended March 26, 2000. As a percentage of net sales, gross profit increased to 14.5% for the thirteen weeks ended March 26, 2000 from 12.1% in the thirteen weeks ended March 28, 1999 primarily due to increased margins at Sweetheart.


Sweetheart Results:

     Gross profit increased $9.3 million, or 49.2%, to $28.3 million for the thirteen weeks ended March 26, 2000 compared to $19.0 million for the thirteen weeks ended March 28, 1999. As a percentage of net sales, gross profit increased to 13.0% for the thirteen weeks ended March 26, 2000 from 9.7% for the thirteen weeks ended March 28, 1999. This improvement is attributable to a shift in sales towards a more profitable product mix, improved manufacturing efficiencies and improved margins through customer price initiatives.


Fonda Results:

     Gross profit increased $0.2 million, or 1.3%, to $13.9 million for the thirteen weeks ended March 26, 2000 compared to $13.7 million for the thirteen weeks ended March 28, 1999. This increase is primarily attributable to increased net sales. As a percentage of net sales, gross profit was 17.8% for both the thirteen weeks ended March 26, 2000 and the thirteen weeks ended March 28, 1999.

     Selling, general and administrative expenses decreased $0.8 million, or 2.6%, to $29.8 million for the thirteen weeks ended March 26, 2000 compared to $30.6 million for the thirteen weeks ended March 28, 1999. A $1.0 million increase in such costs at Sweetheart was principally attributable to an increase in bad debt expense resulting from a customer's bankruptcy filing. A $1.8 million decrease in such costs at Fonda was principally attributable to a one-time write-off of a customer receivable in March 1999, coupled with cost savings initiatives instituted by management in Fiscal 2000.

     Other (income) expense increased $3.3 million, to income of $3.0 million for the thirteen weeks ended March 26, 2000 compared to an expense of $0.3 million for the thirteen weeks ended March 28, 1999. This increase was primarily the result of Sweetheart realizing a gain on the sale of a warehousing facility, which was partially offset by restructuring charges associated with the discontinuation of the centralized machine shop operation which will be phased out during the remainder of Fiscal 2000 including the elimination of approximately 65 positions.

     Operating income increased $13.3 million, to $15.2 million for the thirteen weeks ended March 26, 2000 compared to $1.9 million for the thirteen weeks ended March 28, 1999, due to the reasons stated above.

     Interest expense, net decreased $0.2 million to $17.1 million for the thirteen weeks ended March 26, 2000 compared to $17.3 million for the thirteen weeks ended March 28, 1999. During the quarter, Fonda realized lower interest expense due primarily to the reduction of capitalized interest related to debt extinguished during the consolidation, while Sweetheart's net interest remained flat.

     Net income (loss) increased $6.9 million, to a net loss of $2.2 million for the thirteen weeks ended March 26, 2000 compared to a $9.1 million net loss for the thirteen weeks ended March 28, 1999, due to the reasons stated above.


Twenty-six Weeks Ended March 26, 2000 Compared to Twenty-six Weeks Ended March 28, 1999 (Unaudited)

     Net sales increased $37.3 million, or 6.7%, to $595.2 million for the twenty-six weeks ended March 26, 2000 due to net sales increases at both Sweetheart and Fonda. The following analysis includes $6.6 million of sales from Sweetheart to Fonda and $5.4 million of sales from Fonda to Sweetheart, which were eliminated in consolidation.


Sweetheart Results:

     Net sales increased $32.3 million, or 8.1%, to $431.6 million for the twenty-six weeks ended March 26, 2000 compared to $399.3 million for the twenty-six weeks ended March 28, 1999, reflecting a 5.6% increase in sales volume and a 2.5% increase in average realized sales price. Net sales to institutional foodservice customers increased 9.1%, reflecting a 6.3% increase in sales volume and a 2.8% increase in average realized sales price. This increase is primarily the result of Sweetheart's focus on revenue growth with key institutional foodservice customers. Net sales to food packaging customers increased 0.1%, reflecting a 0.3% increase in average realized sales price offset by a 0.2% decrease in sales volume. This increase is primarily due to increased pricing resulting from raw material cost increases.


Fonda Results:

     Net sales increased $15.8 million, or 9.9%, to $175.6 million for the twenty-six weeks ended March 26, 2000 compared to $159.8 million for the twenty-six weeks ended March 28, 1999, reflecting a 6.8% increase in sales volume and a 2.9% increase in average realized sales price. This increase is primarily due to increased average realized sales prices in the consumer market and increased volume in both the institutional and consumer markets driven by seasonal sales and key customer growth. Net sales to institutional customers increased 10.2%, reflecting a 10.8% increase in sales volume as a result of Fonda's focus on revenue growth with key institutional customers, partially offset by a 0.5% decrease in average realized sales price, reflecting a shift in sales mix. Net sales to consumer customers increased 9.7%, reflecting a 5.6% increase in sales volume and a 3.9% increase in average realized sales price. This increase was primarily driven by peak holiday and millennium sales as well as the restocking of inventory for key customers.

     Gross profit increased $23.3 million, or 36.3%, to $87.5 million for the twenty-six weeks ended March 26, 2000. As a percentage of net sales, gross profit increased to 14.7% in the twenty-six weeks ended March 26, 2000 from 11.5% for the twenty-six weeks ended March 28, 1999 primarily due to increased margins at Sweetheart.


Sweetheart Results:

     Gross profit increased $21.8 million, or 65.1%, to $55.2 million for the twenty-six weeks ended March 26, 2000 compared to $33.4 million for the twenty-six weeks ended March 28, 1999. As a percentage of net sales, gross profit increased to 12.8% for the twenty-six weeks ended March 26, 2000 from 8.4% for the twenty-six weeks ended March 28, 1999. This improvement is attributable to a shift in sales to a more profitable product mix, improved manufacturing efficiencies and improved margins through customer price initiatives.

Fonda Results:

     Gross profit increased $1.9 million, or 6.3%, to $32.8 million for the twenty-six weeks ended March 26, 2000 compared to $30.9 million for the twenty-six weeks ended March 28, 1999. The increase was primarily due to increased net sales of specialty party goods products, increased selling prices of paperboard products, and increased volume of institutional tissue products. As a percentage of net sales, gross profit decreased to 18.7% for the twenty-six weeks ended March 26, 2000 from 19.3% for the twenty-six weeks ended March 28, 1999. This decrease in gross profit margin reflects manufacturing inefficiencies related to consolidation as well as competitive market conditions in the consumer market.

     Selling, general and administrative expenses increased $1.0 million, or 1.7%, to $60.6 million for the twenty-six weeks ended March 26, 2000 compared to $59.6 million for the twenty-six weeks ended March 28, 1999. A $2.9 million increase in such costs at Sweetheart was principally attributable to an increase in bad debt expense resulting from a customer's bankruptcy filing. A $1.9 million decrease in such costs at Fonda was principally attributable to a one-time write-off of a customer receivable in March 1999, coupled with cost savings initiatives instituted by management in Fiscal 2000.

     Other (income) expense increased $2.1 million, to income of $1.6 million for the twenty-six weeks ended March 26, 2000 compared to an expense of $0.5 million for the twenty-six weeks ended March 28, 1999. This increase was primarily the result of Sweetheart realizing a gain from the sale of a warehouse facility, offset by the following; (i) the write-off of an unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business and (ii) a restructuring reserve for the discontinuation of the centralized machine shop operation which will be phased out during the remainder of Fiscal 2000 including the elimination of approximately 65 positions.

     Operating income increased $24.4 million, to $28.5 million for the twenty-six weeks ended March 26, 2000 compared to operating income of $4.1 million for the twenty-six weeks ended March 28, 1999, due to the reasons stated above.

     Interest expense, net decreased $0.5 million, or 1.4% to $34.7 million for the twenty-six weeks ended March 26, 2000 compared to $35.2 million for the twenty-six weeks ended March 28, 1999. This decrease is attributable to lower outstanding balances under Sweetheart's U. S. Credit Facility, which was partially offset by an increase in market interest rates, coupled with Fonda's lower interest expense resulting primarily from the reduction in amortization of debt issue costs related to debt extinguished during the CEG consolidation.

     Net income (loss) increased $12.9 million, to a net loss of $5.2 million for the twenty-six weeks ended March 26, 2000 compared to a $18.1 million net loss for the twenty-six weeks ended March 28, 1999, due to the reasons stated above.


Liquidity and Capital Resources

     Historically, the Company's subsidiaries have relied on cash flow from operations, the sale of non-core assets and borrowings to finance their respective working capital requirements, capital expenditures and acquisitions. The Company expects to continue this method of funding for its 2000 capital expenditures.

     Net cash provided by operating activities decreased $9.7 million to $4.1 million in the twenty-six weeks ended March 26, 2000 compared to $13.8 million in the twenty-six weeks ended March 28, 1999. This is primarily due to Sweetheart management's decision to build inventories, partially offset by more favorable income from operating activities at both Sweetheart and Fonda and improved collection of outstanding accounts receivable at Fonda.

     Capital expenditures for the twenty-six weeks ended March 26, 2000 were $14.8 million compared to $20.6 million for the twenty-six weeks ended March 28, 1999. Capital expenditures in the twenty-six weeks ended March 26, 2000 included $4.6 million for new production equipment and $7.4 million spent on growth and expansion projects at Sweetheart, with the remaining consisting primarily of routine capital improvements.

     In January 2000, outstanding balances on CEG's revolving credit facility, 12% senior subordinated notes and junior subordinated notes were paid in full. Outstanding balances on such debt totaled $22.0 million at September 26, 1999.

     Fonda's revolving credit facility, which matures on March 31, 2001, provides up to $55 million borrowing capacity, is collateralized by eligible accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. At March 26, 2000, there was $40.3 million outstanding and $13.2 million was the maximum advance available based upon eligible collateral.

     Sweetheart's revolving credit facility allows up to $135.0 million in borrowings, subject to borrowing base limitations (the "U.S. Credit Facility"). Borrowings under the U.S. Credit Facility mature on August 1, 2000. As of March 26, 2000, $35.8 million was available under such facility. Although Sweetheart intends to refinance this debt, there can be no assurances that it will be able to obtain such refinancing on terms and conditions acceptable to the Company. As of April 17, 2000, $24.7 million was available under such facility, which primarily reflects the issuance of letters of credit related to the Sherwood Acquisition, see "Recent Developments".

     Sweetheart also has a credit facility which provides for a term loan of up to Cdn $10.0 million and revolving credit of up to Cdn $10.0 million that expire on June 15, 2001. As of March 26, 2000, Cdn $1.4 million (approximately US $1.0 million) was available under such facility.

     Sweetheart's Senior Secured Notes mature on September 1, 2000. Although the Company intends to refinance this debt, there can be no assurances that the Company will be able to obtain such refinancing on terms and conditions acceptable to the Company.

     In January 1999, the United States Supreme Court denied plaintiffs' Petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084. The court decided that the Plan was lawfully terminated. On April 27, 1999, the Plaintiffs filed a motion in the District Court for reconsideration of the court's dismissal without appropriate relief and a motion for attorneys' fees with a request for delay in determination of entitlement to such fees. On June 17, 1999, the District Court deferred these motions and ordered discovery in connection therewith. The discovery process has been completed and Sweetheart is awaiting further action by the plaintiffs. Sweetheart has begun the process of paying out the termination liability and as of March 26, 2000 had disbursed $8.8 million in termination payments. The initial estimate of the total termination liability, less these payments, exceeds assets set aside in the Plan by approximately $11.6 million, which amount has been fully reserved by Sweetheart. The remaining payments are expected to be paid during Fiscal 2000. Sweetheart's operating plan contemplates that cash generated by operations and amounts available under Sweetheart's credit facilities will be sufficient to make the required payments under the Plan when due. However, there can be no assurance that Sweetheart will achieve its operating plan and have the necessary cash to make these payments. Failure by Sweetheart to make such payments could have a material adverse effect on the Company and its financial condition.

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

     The Company believes that cash generated by each of Fonda's and Sweetheart's operations, combined with amounts available under its respective credit facilities in addition to both funds generated by asset sales and proceeds from expected refinancing by Sweetheart should be sufficient to fund each of Fonda's and Sweetheart's respective capital expenditures needs, debt service requirements and working capital needs, including Sweetheart's termination liabilities under the Plan and acquisition of Sherwood, in the next twelve months.


Net Operating Loss Carryforwards

     As of September 26, 1999, Sweetheart had approximately $214 million of net operating loss carryforwards ("NOLs") for federal income tax purposes, which expire at various dates through 2019. Fonda has $1.9 million of state net operating loss carryforwards which expire at various dates from 2003 to 2020. For federal income tax purposes, Fonda's net operating losses will be carried back to Fiscal 1998. Although the Company expects that sufficient taxable income will be generated in the future to realize these NOLs, there can be no assurance that future taxable income will be generated to utilize the NOLs.


Item 3.  QUANTATATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK

         NONE

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     On January 11, 1999, the United States Supreme Court denied Plaintiff's petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084. On April 27, 1999, the plaintiffs filed a motion in the District Court for reconsideration of the court's dismissal without appropriate relief and a motion for attorneys' fees with a request for delay in determination of entitlement to such fees. On June 17, 1999, the District Court deferred these motions and ordered discovery in connection therewith. Discovery has been completed and Sweetheart is awaiting further action by the plaintiffs. Due to the complexity involved in connection with the claims asserted in this case, Sweetheart cannot determine at present with any certainty the amount of damages it would be required to pay should the plaintiffs prevail; accordingly, there can be no assurance that such amounts would not have a material adverse effect on Sweetheart's financial position or results of operations.

     The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              27.0    Financial Data Schedule

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the thirteen weeks ended March 26, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.


                                        SF HOLDINGS GROUP, INC.
                                        (registrant)

Date:  April 24, 2000                     By:  /s/ Hans H. Heinsen
       --------------                          -------------------
                                          Hans H. Heinsen

                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer

                                          (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)