Form 10-Q
period 2000-06-25
SF HOLDINGS GROUP INC
filed 2000-08-01
CIK 1059697

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   [X] Quarterly Report Pursuant to Section 13
             or 15(d) of the Securities Exchange Act of 1934 for the
                             Thirty-Nine Weeks Ended
                                  June 25, 2000

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               for the transition period from _________to_________

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


       The number of shares outstanding of the Registrant's common stock as of August 1, 2000:
             Class A Common Stock, $0.001 par value - 562,583 shares
             Class B Common Stock, $0.001 par value - 56,459 shares Class C Common Stock, $0.001 par value - 39,900 shares



================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                                 SF HOLDINGS GROUP, INC.
                                                 -----------------------
                                               CONSOLIDATED BALANCE SHEETS
                                               ---------------------------
                                            (In thousands, except share data)


                                                                               (Unaudited)
                                                                                June 25,            September 26,
                                                                                  2000                  1999*
                                                                            ------------------     ----------------
                                     Assets
                                     ------
      Current assets:
         Cash and cash equivalents                                             $    8,479             $    4,180
         Receivables, less allowances of $4,241 and $6,979, respectively          149,752                136,629
         Due from affiliates                                                          533                    538
         Inventories                                                              219,530                191,848
         Deferred income taxes                                                     20,757                 20,547
         Other current assets                                                      22,422                 24,330
                                                                                ---------              ---------
                 Total current assets                                             421,473                378,072
                                                                                ---------              ---------

      Property, plant and equipment, net                                          270,768                387,309

      Goodwill, net                                                               106,772                 98,176
      Deferred income taxes                                                        38,474                 38,424
      Other assets                                                                 33,179                 35,229
                                                                                ---------              ---------

                 Total assets                                                  $  870,666             $  937,210
                                                                               ==========             ==========

                      Liabilities and Shareholders' Equity
                      ------------------------------------
      Current liabilities:
         Accounts payable                                                      $   97,365             $   80,786
         Accrued expenses and other current liabilities                           106,617                112,700
         Current portion of deferred gain on sale of assets                        10,276                      -
         Current portion of long-term debt                                         15,139                276,845
                                                                                ---------              ---------

                 Total current liabilities                                        229,397                470,331
                                                                                ---------              ---------

      Long-term debt                                                              460,736                381,554
      Deferred gain on sale of assets                                              96,516                      -
      Other liabilities                                                            61,233                 62,494
      Deferred income taxes                                                         4,105                  4,026
                                                                                ---------              ---------

                 Total liabilities                                                851,987                918,405
                                                                                ---------              ---------

      Shareholders' equity:
         Exchangeable preferred stock                                              40,358                 36,291
         Minority interest in subsidiary                                            3,154                  1,971
         Redeemable common stock                                                    2,268                  2,217
         Shareholders' deficit                                                    (27,101)               (21,674)
                                                                                ----------             ----------

                 Total liabilities and shareholders' equity                    $  870,666             $  937,210
                                                                               ==========             ==========


                      * Restated, see Note 2 of the Notes to Consolidated Financial Statements

                            See accompanying Notes to Consolidated Financial Statements.


                                                           SF HOLDINGS GROUP, INC.
                                                           -----------------------

                                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   -------------------------------------

                                                   AND OTHER COMPREHENSIVE INCOME (LOSS)
                                                   -------------------------------------
                                                                (Unaudited)
                                                               (In thousands)


                                                           For the          For the           For the           For the
                                                          Thirteen         Thirteen         Thirty-nine       Thirty-nine
                                                         weeks ended      weeks ended       weeks ended       weeks ended
                                                        June 25, 2000    June 27, 1999*    June 25, 2000     June 27, 1999*
                                                       ---------------  ---------------   ---------------   ---------------
Net sales                                                $   346,579      $   315,179       $   941,773       $   873,120
Cost of sales                                                291,358          267,262           799,064           761,007
                                                         -----------      -----------       -----------       -----------

     Gross profit                                             55,221           47,917           142,709           112,113

Selling, general and administrative expenses                  26,347           27,896            86,908            87,513
Other (income) expense, net                                      326             (170)           (1,238)              334
                                                         -----------      ------------      ------------      -----------

     Operating income                                         28,548           20,191            57,039            24,266

Interest expense, net of interest income of $147,
     $141, $414 and $543, respectively                        18,713           17,792            53,413            53,013
                                                         -----------      -----------       -----------       -----------
     Income (loss) before income tax expense
     (benefit), minority interest and extraordinary
     loss                                                      9,835            2,399             3,626           (28,747)

Income tax expense (benefit)                                   4,255            1,275             2,404           (10,573)

Minority interest in subsidiary's income (loss)                  837              434             1,183              (814)
                                                         -----------      -----------       -----------       ------------

     Net income (loss) before extraordinary loss               4,743              690                39           (17,360)
                                                         -----------      -----------       -----------       ------------
Extraordinary (loss) on debt extinguishment  (net of
     income tax benefit of $225 and $575 respectively)          (337)               -              (862)                -
                                                         ------------     -----------       ------------      -----------

     Net income (loss)                                         4,406              690              (823)          (17,360)
                                                         -----------      -----------       ------------      ------------
Payment-in-kind dividends on exchangeable
     preferred stock                                          (1,390)          (1,221)           (4,067)           (3,586)
                                                         ------------     ------------      ------------      ------------

     Net income (loss) applicable to common stock        $     3,016      $      (531)      $    (4,890)      $   (20,946)
                                                         ===========      ============      ============      ============

Other comprehensive income (loss), net of tax:
     Net income (loss)                                         4,406              690              (823)          (17,360)
     Foreign currency translation adjustment                    (148)             323              (266)              312
     Minimum pension liability adjustment                        (73)             627               (77)            1,516
                                                         ------------     -----------       ------------      -----------

Other comprehensive income (loss)                               (221)             950              (343)            1,828
                                                         ------------     -----------       ------------      -----------

     Comprehensive income (loss)                         $     4,185      $     1,640       $    (1,166)      $   (15,532)
                                                         ===========      ===========       ============      ============


                            * Restated, see Note 2 of the Notes to Consolidated Financial Statements

                                  See accompanying Notes to Consolidated Financial Statements.


                                                   SF HOLDINGS GROUP, INC.
                                                   -----------------------
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            -------------------------------------
                                                         (Unaudited)
                                                        (In thousands)


                                                                        For the               For the
                                                                      Thirty-nine           Thirty-nine
                                                                      weeks ended           weeks ended
                                                                       June 25,               June 27,
                                                                         2000                  1999*
                                                                    ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                                $      (823)          $   (17,360)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                       40,405                42,771
       Interest capitalized on debt                                         8,831                 8,188
       Deferred income tax credit                                           1,857                (8,532)
       Gain on sale of assets                                              (4,109)                 (305)
       Minority interest in subsidiary                                      1,183                  (814)
     Changes in operating assets and liabilities:
       Receivables                                                        (12,549)              (13,953)
       Due from affiliates                                                     (5)               (3,257)
       Inventories                                                        (21,938)               (3,058)
       Other current assets                                                 2,499                  (156)
       Accounts payable and accrued expenses                                5,518                23,380
       Other, net                                                          (1,204)                5,974
                                                                      ------------          -----------
         Net cash provided by (used in) operating activities               19,665                32,878
                                                                      -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Additions to property, plant and equipment                           (20,745)              (29,154)
     Proceeds from sale of property, plant and equipment                  220,921                 6,171
     Payments for business acquired                                       (12,411)                   -
                                                                      ------------          -----------
         Net cash provided by (used in) investing activities              187,765               (22,983)
                                                                      -----------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net borrowings (repayments) under credit facilities                   25,602                60,574
     Net borrowings (repayments) of other debt                           (228,733)              (80,910)
     Decrease in cash escrow                                                    -                 3,842
                                                                      -----------           -----------
         Net cash provided by (used in) financing activities             (203,131)              (16,494)
                                                                      ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                            4,299                (6,599)

CASH AND CASH EQUIVALENTS, beginning of period                              4,180                 9,898
                                                                      -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                              $     8,479           $     3,299
                                                                      ===========           ===========


SUPPLEMENTAL CASH FLOW DISCLOSURES:
         Interest paid                                                $    39,375           $    28,481
                                                                      ===========           ===========

         Income taxes paid (refunded)                                 $     1,209           $    (6,514)
                                                                      ===========           ============
SUPPLEMENTAL NON-CASH INVESTING ACTIVITY:

         Note payable associated with business acquisition            $     2,914           $         -
                                                                      ===========           ===========

                      * Restated, see Note 2 of the Notes to Consolidated Financial Statements

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

(2)  BUSINESS ACQUISITIONS

     On December 3, 1999, Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of the Company pursuant to a merger. In connection with the merger, 87% of CEG's common stock was exchanged for 15,000 shares of Class B Series 2 Preferred Stock of the Company. On December 6, 1999, pursuant to an asset purchase agreement entered into on November 21, 1999 (the "CEG Asset Purchase Agreement"), Fonda purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights and customer lists for $16 million. In addition, pursuant to the CEG Asset Purchase Agreement, Fonda subsequently purchased certain inventory and acquired other CEG assets for cash and in exchange for outstanding trade payables owed to Fonda by CEG for total consideration of $25 million. As a result of this transaction, Fonda markets, manufactures and distributes disposable party goods products directly to the specialty (party) channel of its consumer market. The transaction has been accounted for in a manner similar to pooling-of-interests. The accompanying financial statements have been restated for all periods presented to include CEG's balance sheet and results of operations.

     On May 15, 2000, Sweetheart Cup acquired Sherwood Industries, Inc. ("Sherwood"), a manufacturer of paper cups, containers and cup making equipment. Pursuant to a certain Stock Purchase Agreement among Sweetheart Cup and the stockholders of Sherwood, Sweetheart Cup acquired all of the issued and outstanding capital stock (the "Sherwood Acquisition") of Sherwood and its subsidiaries for an aggregate purchase price of $17.4 million, subject to post closing adjustments. As part of the purchase price, Sweetheart Cup issued to the stockholders of Sherwood promissory notes due May 2005 in an aggregate principal amount of $5.0 million and a present value of $2.9 million. Sweetheart Cup also assumed $9.3 million of Sherwood debt, which was paid in full on June 15, 2000. The Sherwood Acquisition has preliminarily resulted in goodwill of $11.0 million, which is being amortized over 20 years. The acquisition has been accounted for using the purchase method of accounting. Amounts and allocations of costs recorded may require adjustment based upon information coming to the attention of the Company that is not currently available.

(3)  INVENTORIES

     The components of inventories are as follows (in thousands):

                                         (Unaudited)
                                          June 25,           September 26,
                                            2000                  1999
                                       --------------       ---------------
Raw materials and supplies               $   61,780            $   53,627
Finished products                           145,111               130,185
Work in progress                             12,639                 8,036
                                          ---------             ---------
          Total inventories              $  219,530            $  191,848
                                         ==========            ==========

(4)  LONG-TERM DEBT

     Sweetheart completed the following transactions in the current period to refinance its short-term debt. On June 15, 2000, Sweetheart's revolving credit facility was amended and restated to extend the maturity of the $135.0 million revolving credit facility, subject to borrowing base limitations, through June 15, 2005 and to add a term loan of $25.0 million that requires equal monthly installments through June 2005. Borrowings under the revolving credit facility will now bear interest, at the Sweetheart's election, at a rate equal to (i) LIBOR plus 2.00% or (ii) a bank's base rate plus 0.25%, plus certain other fees. Borrowings under the term loan will bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. The proceeds from the term loan were used in part to redeem Sweetheart's Senior Secured Notes. The balance, as of June 25, 2000, under the U.S. Credit Facility was approximately $95.0 million.

     On June 15, 2000, Sweetheart funded the redemption of its $190.0 million Senior Secured Notes due September 1, 2000 by depositing with the U.S. Trust Company of New York funds sufficient to redeem such notes.

     In conjunction with the Sherwood Acquisition, Sweetheart Cup issued to the stockholders of Sherwood subordinated promissory notes in an aggregate principal amount of $5.0 million due May 2005. The present value of these notes as recorded is $2.9 million, which will accrete interest at an annual rate of 10.85% over the term of the notes.

(5)  DEFERRED GAIN ON SALE OF ASSETS

     In connection with a sale-leaseback transaction, on June 15, 2000, Sweetheart Cup and Sweetheart Holdings Inc. sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas for a fair market value of $212.3 million to several owner participants. Pursuant to a lease dated as of June 1, 2000 ("the Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), Sweetheart Cup will lease such production equipment from State Street, as owner trustee for several owner participants, through November 9, 2010. The associated property, plant and equipment was removed from the balance sheet and a deferred gain of $107.0 million was recorded and will be amortized over the term of the Lease. Annual rental payments under the Lease will be approximately $32.0 million.

(6)  SEGMENTS

                                                                                   (in thousands)
                                                            For the            For the          For the          For the
                                                           Thirteen           Thirteen        Thirty-nine      Thirty-nine
                                                         weeks ended        weeks ended       weeks ended      weeks ended
                                                           June 25,           June 27,          June 25,         June 27,
                                                             2000              1999              2000             1999
                                                       ---------------    ---------------   ---------------  ---------------
Net Sales:
     Sweetheart                                         $    264,605       $    234,290      $    696,200     $    633,588
     Fonda                                                    89,702             85,348           265,337          245,163
     Intersegment elimination                                 (7,728)            (4,459)          (19,764)          (5,631)
                                                         ------------       ------------      ------------     ------------
               Total Sales                              $    346,579       $    315,179      $    941,773     $    873,120
                                                        ============       ============      ============     ============

Income from operations, excluding other income:
     Sweetheart                                         $     24,022       $     17,301      $     42,530     $     17,358
     Fonda                                                     4,768              2,998            13,297            7,666
     Corporate and eliminations                                   84               (278)              (26)            (424)
                                                         -----------        ------------      ------------     ------------
               Total income from operations             $     28,874       $     20,021      $     55,801     $     24,600
                                                        ============       ============      ============     ============

(7)  EXTRAORDINARY LOSS

     In conjunction with the merger between CEG and the Company (see Note 2, herein), CEG retired its long-term debt. As a result, CEG charged $915,000, or $549,000 net of income tax benefit, to results of operations as an extraordinary item. This amount represented the unamortized deferred financing fees and other expenses pertaining to such debt.

     During June 2000, in conjunction with the redemption of Sweetheart's Senior Secured Notes and the refinancing of the U.S. Credit Facility, Sweetheart charged approximately $522,000, or approximately $313,000 net of income tax benefit, to results of operations as an extraordinary item, representing the unamortized deferred financing fees, prepaid interest and redemption fees pertaining to such debt.

(8)  CONTINGENCIES

     A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of Sweetheart. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of Sweetheart. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied in January 1999. Sweetheart is in the process of paying out the termination liability and associated expenses and as of June 25, 2000, had disbursed $9.6 million in termination payments. The initial estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $10.2 million, which amount has been fully reserved by Sweetheart.

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

     A patent infringement action seeking injunctive relief and damages relating to Sweetheart's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. During the fourth quarter of Fiscal 1999, mediation resulted in a settlement of this action whereby Sweetheart agreed to pay damages of $2.6 million. This amount has been fully reserved by Sweetheart, with the first of two payments, $1.6 million, made on September 30, 1999. As of June 29, 2000, all payments in conjunction with this settlement have been paid.

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

     Each of Fonda and Sweetheart's business is seasonal with a majority of its net cash flows from operations realized in the third and fourth quarters of the fiscal year. Sales of paperboard products for such periods reflect the high seasonal demands of the summer months when outdoor and away-from-home consumption increases. This results in disproportionately higher net income in the last six months of the fiscal year as cost absorption improves resulting from a more profitable sales and production mix. In addition, Fonda's tissue based and specialty party goods products experience increased volume and a high percentage of its net income in the first and fourth fiscal quarters due to the buildup of seasonal business between Halloween and the Super Bowl. In the event that Fonda's and/or Sweetheart's cash flow from operations is insufficient to provide working capital necessary to fund their respective production requirements, Fonda and/or Sweetheart will need to borrow under their respective credit facilities or seek other sources of capital. Although the Company believes that funds available under such credit facilities together with cash generated from operations, will be adequate to provide for each company's respective cash requirements, there can be no assurance that such capital resources will be sufficient in the future.

Thirteen Weeks Ended June 25, 2000 Compared to Thirteen Weeks Ended June 27, 1999 (Unaudited)

     Net sales increased $31.4 million, or 10.0%, to $346.6 million for the thirteen weeks ended June 25, 2000 due to net sales increases at both Sweetheart and Fonda. The following analysis includes $4.9 million of sales from Sweetheart to Fonda and $2.8 million of sales from Fonda to Sweetheart, which were eliminated in consolidation.

Sweetheart Results:

     Net sales increased $30.3 million, or 12.9%, to $264.6 million for the thirteen weeks ended June 25, 2000 compared to $234.3 million for the thirteen weeks ended June 27, 1999, reflecting a 7.3% increase in sales volume and a 5.6% increase in average realized sales price. Net sales to institutional foodservice customers increased 12.9%, reflecting a 6.7% increase in sales volume and a 6.2% increase in average realized sales price. This increase is primarily the result of Sweetheart's focus on revenue growth with key institutional foodservice customers, peak seasonal demand and customer price initiatives. Net sales to food packaging customers increased 3.5%, reflecting a 1.4% increase in sales volume and a 2.1% increase in average realized sales price. This growth is primarily the result of increased seasonal demand by large food packaging accounts and increased pricing resulting from raw material cost increases. Net sales to consumer customers increased 119.1% as a result of Sweetheart's focus on expanding into the consumer market.

Fonda Results:

     Net sales increased $4.4 million, or 5.1%, to $89.7 million for the thirteen weeks ended June 25, 2000 compared to $85.3 million for the thirteen weeks ended June 27, 1999, reflecting an 11.2% increase in average realized sales price and a 6.1% decrease in sales volume. The increase in net sales is primarily due to increased average realized sales prices in both the institutional and consumer markets, partially offset by lower volumes in the consumer market. Net sales to institutional customers increased 5.4%, reflecting a 0.1% increase in sales volume and a 5.3% increase in average realized sales price. The increase is primarily the result of higher pricing reflecting raw material cost increases. Net sales to consumer customers increased 4.9%, reflecting a 15.1% increase in average realized sales price and a 10.2% decrease in sales volume. This increase resulted primarily from higher pricing reflecting raw material cost increases, partially offset by decreased volume as a result of competitive market conditions and lower sales to certain customers experiencing financial difficulties.

     Gross profit increased $7.3 million, or 15.2%, to $55.2 million for the thirteen weeks ended June 25, 2000. As a percentage of net sales, gross profit increased to 15.9% for the thirteen weeks ended June 25, 2000 from 15.2% in the thirteen weeks ended June 27, 1999 primarily due to increased margins at Fonda.

Sweetheart Results:

     Gross profit increased $4.7 million, or 13.9%, to $38.4 million for the thirteen weeks ended June 25, 2000 compared to $33.7 million for the thirteen weeks ended June 27, 1999. As a percentage of net sales, gross profit increased to 14.5% for the thirteen weeks ended June 25, 2000 from 14.4% for the thirteen weeks ended June 27, 1999. This improvement is attributable to a shift in sales towards a more profitable product mix in combination with increased volume, improved manufacturing efficiencies and improved margins through customer price initiatives, partially offset by increased raw material costs.

Fonda Results:

     Gross profit increased $2.4 million, or 16.2%, to $17.0 million for the thirteen weeks ended June 25, 2000 compared to $14.6 million for the thirteen weeks ended June 27, 1999. This increase is primarily attributable to the Fonda's completion of its consolidation and manufacturing efficiency initiatives, which began in the prior fiscal year. As a percentage of net sales, gross profit was 18.9% for the thirteen weeks ended June 25, 2000 compared to 17.1% for the thirteen weeks ended June 27, 1999.

     Selling, general and administrative expenses decreased $1.5 million, or 5.6%, to $26.3 million for the thirteen weeks ended June 25, 2000 compared to $27.9 million for the thirteen weeks ended June 27, 1999. A $2.2 million decrease in such costs at Sweetheart was principally attributable to lower spending in the areas of legal and information technology. A $0.6 million increase in such costs at Fonda was principally attributable to higher selling expenses in conjunction with increased sales and additional depreciation expenses related to computer system upgrades.

     Other (income) expense decreased $0.5 million, to expense of $0.3 million for the thirteen weeks ended June 25, 2000 compared to income of $0.2 million for the thirteen weeks ended June 27, 1999. This decrease was primarily the result of a restructuring reserve in connection with the planned November 2000 closing of Fonda's Maspeth, New York facility, which will result in the elimination of approximately 130 positions.

     Operating income increased $8.4 million, to $28.6 million for the thirteen weeks ended June 25, 2000 compared to $20.2 million for the thirteen weeks ended June 27, 1999, due to the reasons stated above.

     Interest expense, net increased $0.9 million to $18.7 million for the thirteen weeks ended June 25, 2000 compared to $17.8 million for the thirteen weeks ended June 27, 1999. During the quarter, Sweetheart's acceleration of interest expense in conjunction with the redemption of the Senior Secured Notes, as well as higher interest rates led to this increase. This was partially offset by lower interest expense at Fonda due primarily to the reduction of capitalized interest related to debt extinguished during the consolidation and lower average outstanding balances at both Fonda and Sweetheart.

     Net income (loss) increased $3.7 million, to $4.4 million for the thirteen weeks ended June 25, 2000 compared to a $0.7 million for the thirteen weeks ended June 27, 1999, due to the reasons stated above.

Thirty-nine Weeks Ended June 25, 2000 Compared to Thirty-nine Weeks Ended June 27, 1999 (Unaudited)

     Net sales increased $68.7 million, or 7.9%, to $941.8 million for the thirty-nine weeks ended June 25, 2000 due to net sales increases at both Sweetheart and Fonda. The following analysis includes $11.5 million of sales from Sweetheart to Fonda and $8.3 million of sales from Fonda to Sweetheart, which were eliminated in consolidation.

Sweetheart Results:

     Net sales increased $62.6 million, or 9.9%, to $696.2 million for the thirty-nine weeks ended June 25, 2000 compared to $633.6 million for the thirty-nine weeks ended June 27, 1999, reflecting a 6.6% increase in sales volume and a 3.2% increase in average realized sales price. Net sales to institutional foodservice customers increased 9.4%, reflecting a 5.9% increase in sales volume and a 3.5% increase in average realized sales price. This increase is primarily the result of Sweetheart's focus on revenue growth with key institutional foodservice customers and customer price initiatives. Net sales to food packaging customers increased 1.4%, reflecting a 0.4% increase in sales volume and 1.0% increase in average realized sales price. This growth is primarily the result of increased demand by large food packaging accounts and increased pricing resulting from raw material cost increases. Net sales to consumer customers increased 264.1% as a result of Sweetheart's focus on expanding into the consumer market.

Fonda Results:

     Net sales increased $20.2 million, or 8.2%, to $265.3 million for the thirty-nine weeks ended June 25, 2000 compared to $245.1 million for the thirty-nine weeks ended June 27, 1999, reflecting a 1.2% decrease in sales volume and a 9.4% increase in average realized sales price. This increase is primarily due to increased average realized sales prices in the consumer market and increased volume in the institutional market driven by seasonal sales and key customer growth. Net sales to institutional customers increased 8.9%, reflecting a 7.1% increase in sales volume as a result of Fonda's focus on revenue growth with key institutional customers, coupled with a 1.8% increase in average realized sales price, reflecting increased prices from raw material cost increases. Net sales to consumer customers increased 7.8%, reflecting a 14.2% increase in average realized sales price, partially offset by a 6.4% decrease in sales volume. This increase resulted primarily from higher pricing reflecting raw material cost increases, partially offset by decreased volume as a result of competitive market conditions and lower sales to certain customers experiencing financial difficulties.

     Gross profit increased $30.6 million, or 27.3%, to $142.7 million for the thirty-nine weeks ended June 25, 2000. As a percentage of net sales, gross profit increased to 15.2% in the thirty-nine weeks ended June 25, 2000 from 12.8% for the thirty-nine weeks ended June 27, 1999 primarily due to increased margins at Sweetheart.

Sweetheart Results:

     Gross profit increased $26.4 million, or 39.4%, to $93.6 million for the thirty-nine weeks ended June 25, 2000 compared to $67.1 million for the thirty-nine weeks ended June 27, 1999. As a percentage of net sales, gross profit increased to 13.4% for the thirty-nine weeks ended June 25, 2000 from 10.6% for the thirty-nine weeks ended June 27, 1999. This improvement is attributable to a shift in sales to a more profitable product mix in combination with increased volume, improved manufacturing efficiencies and improved margins through customer price initiatives.

Fonda Results:

     Gross profit increased $4.3 million, or 9.5%, to $49.8 million for the thirty-nine weeks ended June 25, 2000 compared to $45.5 million for the thirty-nine weeks ended June 27, 1999. This increase is primarily attributable to the Fonda's completion of its consolidation and manufacturing efficiency initiatives, which began in the prior fiscal year. As a percentage of net sales, gross profit increased to

18.8% for the thirty-nine weeks ended June 25, 2000 from 18.6% for the thirty-nine weeks ended June 27, 1999.

         Selling, general and administrative expenses decreased $0.6 million, or 0.7% to $86.9 million for the thirty-nine weeks ended June 25, 2000 compared to $87.5 million for the thirty-nine weeks ended June 27, 1999. A $1.3 million decrease at Fonda, attributable to savings resulting from the consolidation effort and Sweetheart's lower spending in the areas of legal and information technology is partially offset by increased bad debt resulting from a Sweetheart customer's bankruptcy filing.

     Other (income) expense increased $1.5 million, to income of $1.2 million for the thirty-nine weeks ended June 25, 2000 compared to an expense of $0.3 million for the thirty-nine weeks ended June 27, 1999. This increase was primarily the result of Sweetheart's realization of a gain from the sale of a warehouse facility and the amortization of deferred gain in conjunction with the sale-leaseback transaction, partially offset by the following; (i) the write-off of an unsecured note receivable by Sweetheart issued in connection with the Fiscal 1998 sale of the bakery business (ii) a restructuring reserve for the discontinuation of Sweetheart's centralized machine shop operation which will be phased out during the remainder of Fiscal 2000 including the elimination of approximately 65 positions and (iii) a restructuring reserve in connection with the planned November 2000 closing of Fonda's Maspeth, New York facility, which will result in the elimination of approximately 130 positions.

     Operating income increased $32.8 million, to $57.0 million for the thirty-nine weeks ended June 25, 2000 compared to operating income of $24.3 million for the thirty-nine weeks ended June 27, 1999, due to the reasons stated above.

     Interest expense, net increased $0.4 million, or 0.7% to $53.4 million for the thirty-nine weeks ended June 25, 2000 compared to $53.0 million for the thirty-nine weeks ended June 27, 1999. This is due primarily to the acceleration of interest expense in conjunction with the redemption of Sweetheart's Senior Secured Notes, as well as higher interest rates, partially offset by lower outstanding balances, under Sweetheart's credit facilities.

     Net income (loss) increased $16.6 million, to a net loss of $0.8 million for the thirty-nine weeks ended June 25, 2000 compared to a $17.4 million net loss for the thirty-nine weeks ended June 27, 1999, due to the reasons stated above.

Liquidity and Capital Resources

     Historically, the Company's subsidiaries have relied on cash flow from operations, the sale of non-core assets and borrowings to finance their respective working capital requirements, capital expenditures and acquisitions. The Company expects to continue this method of funding for its 2000 capital expenditures.

     Net cash provided by operating activities decreased $13.1 million to $19.7 million in the thirty-nine weeks ended June 25, 2000 compared to $32.8 million in the thirty-nine weeks ended June 27, 1999. This is primarily due to (i) Sweetheart management's decision to build inventories and increased inventory levels in conjunction with the Sherwood Acquisition, (ii) increased accounts payable relating to inventories at Sweetheart, partially offset by (iii) more favorable income from operating activities at both Sweetheart and Fonda.

     Capital expenditures for the thirty-nine weeks ended June 25, 2000 were $20.7 million compared to $29.2 million for the thirty-nine weeks ended June 27, 1999. Capital expenditures in the thirty-nine weeks ended June 25, 2000 included $12.0 million for new production equipment and $1.8 million spent on growth and expansion projects at Sweetheart, with the remaining consisting primarily of routine capital improvements.

     In January 2000, the outstanding balances on CEG's revolving credit facility, 12% senior subordinated notes and junior subordinated notes were paid in full. Outstanding balances on such debt totaled $22.0 million at September 26, 1999.

     Fonda's revolving credit facility, which matures on September 30, 2001, provides up to $55 million borrowing capacity, is collateralized by eligible accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. At June 25, 2000, there was $33.6 million outstanding and $21.1 million was the maximum advance available based upon eligible collateral.

     On May 15, 2000, Sweetheart Cup acquired Sherwood Industries, Inc. ("Sherwood"), a manufacturer of paper cups, containers and cup making equipment. Pursuant to a certain Stock Purchase Agreement among Sweetheart Cup and the stockholders of Sherwood, Sweetheart Cup acquired all of the issued and outstanding capital stock (the "Sherwood Acquisition") of Sherwood and its subsidiaries for an aggregate purchase price of $17.4 million, subject to post closing adjustments. As part of the purchase price, Sweetheart Cup issued to the stockholders of Sherwood promissory notes due May 2005 in an aggregate principal amount of $5.0 million and a present value of $2.9 million. Sweetheart Cup also assumed $9.3 million of Sherwood debt, which was paid in full on June 15, 2000.

     In connection with a sale-leaseback transaction, on June 15, 2000, Sweetheart Cup and Sweetheart Holdings Inc. sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas for a fair market value of $212.3 million to several owner participants. The proceeds from this sale were used in part to redeem the Senior Secured Notes, repay debt in connection with the Sherwood Acquisition and repay a portion of the outstanding balance under the U.S. Credit Facility.

     Pursuant to a lease dated as of June 1, 2000 ("the Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), Sweetheart Cup will lease such production equipment from State Street, as owner trustee for several owner participants, through November 9, 2010. Sweetheart Cup may renew the Lease at its option for up to four consecutive renewal terms of two years each. Sweetheart may also purchase such equipment for fair market value either at the conclusion of the Lease term or November 21, 2006, at its option. Sweetheart's obligations in connection with the Lease are collateralized by substantially all of its property, plant and equipment owned as of June 15, 2000.

     Sweetheart is accounting for this transaction as an operating lease, expensing the $32.0 million annualized rental payments and removing the property, plant and equipment sold from its balance sheet. A deferred gain of $107.0 million was realized from this sale and will be amortized over the term of the lease. The taxable gain will allow Sweetheart to utilize a substantial portion of its net operating loss carryforward.

     On June 15, 2000, the Sweetheart's revolving credit facility (the "U.S. Credit Facility") was amended and restated to extend the maturity of the $135 million revolving credit facility, subject to borrowing base limitations, through June 15, 2005 and to add a term loan of $25 million that requires equal monthly installments through June 2005. Both the term loan and revolving credit facility have an accelerated maturity date of July 1, 2003 if the Senior Subordinated Notes due September 1, 2003 are not refinanced before June 1, 2003. Borrowings under the revolving credit facility will now bear interest, at the Sweetheart's election, at a rate equal to (i) LIBOR plus 2.00% or (ii) a bank's base rate plus 0.25%, plus certain other fees. Borrowings under the term loan will bear interest, at the Sweetheart's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. The credit facility is collateralized by the inventories and receivables with the term loan portion of the credit facility further collateralized by certain production equipment. As of June 25, 2000, $60.9 million was available under such facility.

     Sweetheart also has a credit facility providing for a term loan of up to Cdn $10.0 million and revolving credit of up to Cdn $10.0 million that expire on June 15, 2001. As of June 25, 2000, Cdn $4.2 million (approximately US $2.8 million) was available under such facility. Although the Company intends to refinance this debt, there can be no assurances that the Company will be able to obtain such refinancing on terms and conditions acceptable to the Company.

     On June 15, 2000, Sweetheart issued a redemption notice to the holders of its Senior Secured Notes due September 1, 2000. In connection therewith, Sweetheart deposited $190.0 million plus accrued interest with the U.S. Trust Company of New York and as of August 1, 2000, substantially all of the notes have been redeemed.

     These transactions set forth above are expected to increase Sweetheart's annual net income by approximately $8.0 million. This increase will be comprised of (i) decreased interest expense and (ii) increased other income, as the gain from the asset sale is amortized over the lease term, partially offset by (iii) decreased gross profit, as increased rent expense will exceed depreciation expense, and (iv) increased income tax expenses.

     In January 1999, the United States Supreme Court denied plaintiffs' Petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084. The court decided that the Plan was lawfully terminated. On April 27, 1999, the Plaintiffs filed a motion in the District Court for reconsideration of the court's dismissal without appropriate relief and a motion for attorneys' fees with a request for delay in determination of entitlement to such fees. On June 17, 1999, the District Court deferred these motions and ordered discovery in connection therewith. The discovery process has been completed and Sweetheart is awaiting further action by the plaintiffs. Sweetheart is in the process of paying out the termination liability and associated expenses and as of June 25, 2000, had disbursed $9.6 million in termination payments. The initial estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $10.2 million, which amount has been fully reserved by Sweetheart. The remaining payments are expected to be paid during Fiscal 2000. Sweetheart's operating plan contemplates that cash generated by operations and amounts available under Sweetheart's credit facilities will be sufficient to make the required payments under the Plan when due. However, there can be no assurance that Sweetheart will achieve its operating plan and have the necessary cash to make these payments. Failure by Sweetheart to make such payments could have a material adverse effect on the Company and its financial condition.

     A patent infringement action seeking injunctive relief and damages relating to Sweetheart's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. During the fourth quarter of Fiscal 1999, mediation resulted in a settlement of this action whereby Sweetheart agreed to pay damages of $2.6 million. This amount has been fully reserved by Sweetheart, with the first of two payments, $1.6 million, made on September 30, 1999. As of June 29, 2000, all payments in conjunction with this settlement have been paid.

     The Company believes that cash generated by each of Fonda's and Sweetheart's operations, combined with amounts available under its respective credit facilities in addition to funds generated by asset sales by Sweetheart should be sufficient to fund each of Fonda's and Sweetheart's respective capital expenditures needs, debt service requirements, payments in conjunction with lease commitments and working capital needs, including Sweetheart's termination liabilities under the Plan in the next twelve months.

Net Operating Loss Carryforwards

     As of September 26, 1999, Sweetheart had approximately $214 million of net operating loss carryforwards ("NOLs") for federal income tax purposes, which expire at various dates through 2019. Fonda has $1.9 million of state net operating loss carryforwards, which expire at various dates from 2003 to 2020. For federal income tax purposes, Fonda's net operating losses will be carried back to Fiscal 1998.

     A taxable gain was realized from the June 15, 2000 sale-leaseback transaction, which will allow Sweetheart to utilize a substantial portion of its NOLs. Although the Company expects that sufficient taxable income will be generated in the future to realize the remainder of these NOLs, there can be no assurance that future taxable income will be generated to utilize the remaining NOLs.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         NONE

                         PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     A patent infringement action seeking injunctive relief and damages relating to Sweetheart's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. During the fourth quarter of Fiscal 1999, mediation resulted in a settlement of this action whereby Sweetheart agreed to pay damages of $2.6 million. This amount has been fully reserved by Sweetheart, with the first of two payments, $1.6 million, made on September 30, 1999. As of June 29, 2000, all payments in conjunction with this settlement have been paid.

     The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

              27.0 Financial Data Schedule

         (b) Reports on Form 8-K:

              No reports on Form 8-K were filed during the thirteen weeks ended June 25, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.


                                 SF HOLDINGS GROUP, INC.
                                 (registrant)

Date: August 1, 2000             By:  /s/ Hans H. Heinsen
      --------------                  -------------------
                                 Hans H. Heinsen
                                 Senior Vice President, Chief Financial Officer
                                 and Treasurer

                                 (Principal Financial and Accounting Officer and Duly Authorized Officer)