Form 10-K
period 2000-09-24
SF HOLDINGS GROUP INC
filed 2000-12-21
CIK 1059697

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                |X|Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended September 24, 2000

              |_|Transition Report Pursuant to Section 13 or 15(d)
                                     of the
                         Securities Exchange Act of 1934
                 for the transition period from ______ to _____

                        Commission file number 333-50683

                             SF HOLDINGS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                    13-3990796
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

373 Park Avenue South, New York, New York                      10016
 (Address of principal executive office)                    (Zip Code)

        Registrant's telephone number, including area code: 212/779-7448

Securities of the Registrant registered pursuant to Section 12(b)of the Act:None Securities of the Registrant registered pursuant to Section 12(g)of the Act:None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of December 21, 2000. Not Applicable. There is no market for the Common Stock of the Registrant.

        The number of shares outstanding of the Registrant's common stock as of December 21, 2000:
 SF Holdings Group, Inc. Class A Common Stock, $0.001 par value - 562,583 shares SF Holdings Group, Inc. Class B Common Stock, $0.001 par value - 56,459 shares SF Holdings Group, Inc. Class C Common Stock, $0.001 par value - 39,900 shares

================================================================================

                                     PART I


Item 1.  BUSINESS


General

         SF Holdings Group, Inc. ("SF Holdings" and with its subsidiaries, the "Company") believes it is one of the largest producers and marketers of disposable foodservice and food packaging products in North America with net sales of approximately $1.3 billion in Fiscal 2000. The Company sells a broad line of disposable paper, plastic and foam foodservice and food packaging products at all major price points under both branded and private labels to institutional foodservice and consumer foodservice customers, including large national accounts. The Company conducts its business through two principal operating subsidiaries, Sweetheart Holdings Inc. ("Sweetheart") and The Fonda Group, Inc. ("Fonda"), and markets its products under its well recognized Sweetheart(R), Trophy(R), Sensations(R), Hoffmaster(R) and Lily(R) brands.

         The Company's product offerings cover a broad range within the industry, including (i) paper, plastic and foam foodservice products, primarily cups, lids, plates, bowls, plastic cutlery and food containers; (ii) tissue and specialty foodservice products, primarily napkins, table covers and placemats; and (iii) food packaging products, primarily containers for the dairy and food processing industries. In addition, the Company designs, manufactures and leases container filling equipment for use by dairies and other food processors. This equipment is specifically designed by Sweetheart to fill and seal its containers in customers' plants. During the third quarter of Fiscal 2000, Sweetheart acquired Sherwood Industries, Inc. ("Sherwood") which designs and produces cup making equipment, paper cups and other disposable food service products.

         The Company sells its products to institutional foodservice and consumer foodservice customers, including large national accounts, located throughout the United States and Canada. The Company has developed and maintained long-term relationships with many of its customers. The Company's institutional foodservice customers, serviced by Sweetheart and Fonda, include
(i) major foodservice distributors, (ii) national accounts, including quick service restaurants and catering services, and (iii) schools, hospitals and other major institutions. The Company's consumer foodservice customers, serviced primarily by Fonda, include supermarkets, mass merchandisers, warehouse clubs, party good stores and other retailers. The Company's food packaging customers, serviced by Sweetheart, include national and regional dairy and food companies.

         SF Holdings was formed in December 1997 as a holding company to facilitate the acquisition by SF Holdings of 90% of the total outstanding common stock of Sweetheart, including 48% of the voting stock of Sweetheart (the "Sweetheart Investment"). On March 12, 1998, the Company consummated the Sweetheart Investment and acquired all of the outstanding capital stock of Fonda pursuant to a merger (the "Merger") whereby the stockholders of Fonda became the stockholders of the Company and Fonda became a wholly owned subsidiary of the Company.

         On December 3, 1999, Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of SF Holdings pursuant to a merger. The transaction has been accounted for in a manner similar to a pooling-of-interests. The accompanying consolidated financial statements have been restated for all periods presented to include the balance sheet and results of operations of CEG.

Products

         The Company has historically sold its products to three principal customer groups, institutional foodservice, consumer foodservice and food packaging. Institutional foodservice customers primarily purchase disposable hot and cold drink cups, lids, food containers, plates, bowls, cutlery, napkins, tablecovers, placemats, straws and other specialty products. Products are sold directly and through distributors to quick service restaurant chains, full service restaurants, convenience stores, hospitals, airlines, theaters, school systems and other institutional customers. The Company sells disposable hot and cold drink cups, lids, plates, bowls, cutlery, napkins, tablecovers, placemats and other specialty disposable products, including specialty party goods, to consumer foodservice customers primarily through supermarkets, mass merchants, warehouse clubs, discount chains, party goods stores and other retail outlets. Food packaging customers primarily purchase paper and plastic containers for the dairy and food processing industries. Food packaging customers also lease filling and packaging machines from Sweetheart designed and manufactured by Sweetheart that fill and seal the containers in customers' plants. Sweetheart also manufactures and markets its products in Canada to national accounts and distributors.


Marketing and Sales

         Sweetheart's institutional and consumer foodservice products are primarily sold to national accounts and through distributors to other end-users. Food packaging customers include national and regional dairies and food companies. Consumer products are sold to grocery, convenience and club stores. Sweetheart focuses its marketing efforts on both the distributor and the end-user customer. Sweetheart tailors programs, consisting of products, price, promotional and merchandising materials, training and sales/marketing coverage to effectively meet the specific needs of target customers and markets. Sweetheart sells these programs through both a direct sales organization and brokers. Sweetheart supports this process through the development of innovative new products, materials and processes, while leveraging its strong brand recognition and national network of manufacturing and distribution centers.

         Fonda's marketing efforts are focused on (i) providing value-added products and services, (ii) cross-marketing products, designs or services between both institutional foodservice and consumer foodservice customers, (iii) developing new products that enhance the value of the bundle for the customer,
(iv) developing new designs which capitalize on future trends, color palettes, and imagery and (v) increasing brand awareness through enhanced packaging and promotion. Fonda sells its products through an internal sales force and independent brokers. Fonda sells to both institutional foodservice customers which include restaurants, hotels, airlines, hospitals, and other non-retail foodservice institutions and consumer foodservice customers which include supermarkets, mass merchants, drug stores, warehouse clubs, specialty party, and other retail stores.


Production

         The Company's plants operate on a variety of manufacturing schedules. Paper operations generally run five days per week at 24 hours per day, with Saturday scheduled as an overtime day when needed to meet customer demand. Plastic operations generally run seven days per week at 24 hours per day. Due to customer demand, the Company's overall plant utilization historically is substantially higher during late spring and summer than during fall and winter with the tissue plants at their highest utilization during the fall season. See "Item 2. Properties".


Raw Materials and Suppliers

         Raw materials are critical components of the Company's cost structure. Principal raw materials for the Company's paper and tissue operations include solid bleached sulfate paperboard, bond paper, wax bond paper and napkin tissue obtained directly from major North American manufacturers. Other material components include wax, adhesives, coatings, corrugated boxes, poly bags, and inks. Paperboard, napkin tissue, bond paper and waxed bond paper are purchased in "jumbo" rolls and then printed and converted into smaller rolls or blanks for processing into final products. The principal raw material for the Company's plastic operations is plastic resin (polystyrene, polypropylene and high and low density polyethylene) purchased directly from major petrochemical companies and other resin suppliers. Resin is processed and formed into cups, cutlery, meal service products, straws, lids and containers. The Company manufactures foam products by extruding sheets of plastic foam material that are converted into cups and plates.

         The Company has a number of suppliers for substantially all of its raw materials and believes that current sources of supply for its raw materials are adequate to meet its requirements.


Competition

         All of the markets in which the Company sells its products are extremely competitive. Because of the low barriers to entry for new competitors, the level of competition has been and may continue to be intense as new entrants attempt to gain market share. The Company's competitors include large multinational companies as well as regional manufacturers, some of whom have greater financial and other resources than the Company. The marketplace for the Company's products is fragmented and includes competitors who compete across the full line of the Company's products, as well as those who compete against a limited number of the Company's products. A few of the Company's competitors are also vertically integrated into the production of paper or plastic raw materials and have greater access to financial and other resources.

         Sweetheart's primary competitors in its institutional and consumer foodservice customer base include Dart Container Corporation, Dixie Foodservice (a division of Georgia Pacific Corp.), Solo Cup Co., International Paper Food Service Group and Pactiv. Major competitors in its food packaging customer base include Berry Plastics, Inc., Landis Plastics, Inc., Interbake Foods Inc., Polytainer, Ltd. and Sealright Co., Inc.

         Fonda's primary competitors include Imperial Bondware (a division of International Paper Co.), Dixie Foodservice (a division of Georgia Pacific Corp.), AJM Packaging Corp., Temple-Inland Inc., Fold-Pak Corp., Solo Cup Co., Duni Corp., Erving Paper Products Inc., Fort James Corp. and Wisconsin Tissue Mills Inc. (a subsidiary of Georgia-Pacific Corp.).

Customers

         The Company markets its products primarily to customers in the United States. During Fiscal 2000, sales to Sweetheart's customers in Canada constituted approximately 7.1% of its net sales. During Fiscal 2000, sales to Sweetheart's five largest customers represented approximately 35.2% of its net sales. One national customer of Sweetheart accounted for 11.1% of its net sales in Fiscal 2000. During Fiscal 2000, sales to the Fonda's five largest customers represented approximately 21.7% of its net sales. The loss of one or more large national customers could adversely affect the Company's operating results. The Company believes it has strong relationships with its major national accounts, which have been developed over many years.


Environmental Matters

         The  Company  and its  operations  are  subject  to  comprehensive  and
frequently  changing  federal,   state,  foreign  and  local  environmental  and
occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharge of waste and storm water and the disposal of hazardous wastes. The Company is subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at properties that it owns or operates and at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company believes that, except as noted below, there are currently no material pending investigations at the Company's plants and sites relating to environmental matters. However, there can be no assurance that the Company will not be involved in any such proceeding in the future and that any amount of future clean up costs and other environmental liabilities will not be material.

         The Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Enactment of more stringent laws or regulations or a more strict interpretation of existing laws and regulations may require additional expenditures by the Company, some of which could be material.

         The Clean Air Act mandates the phase out of certain refrigerant compounds, which will require the Company to upgrade or retrofit air conditioning and chilling systems during the next few years. Sweetheart has decided to replace units as they become inefficient or unserviceable.

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

         On July 13, 1999, the Sweetheart received a letter from the Environmental Protection Agency ("EPA") identifying Sweetheart, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by the EPA concerning the liability of Sweetheart or any other entity. On December 20, 1999, Sweetheart received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas. Sweetheart denies liability and has no reason to believe the final outcomes will have a material effect on the Company's financial condition or results of operations. However, no assurance can be given about the ultimate effect on the Company, if any, given the early stage of the investigations.


Technology and Research

         Sweetheart maintains a facility for the development of new products and product line extensions in Owings Mills, Maryland and a facility for machinery design in Kensington, Connecticut. Sweetheart maintains a staff of engineers and technicians who are responsible for product quality, process control, improvement of existing products, development of new products, equipment, and processes and technical assistance in adhering to environmental rules and regulations. Sweetheart strives to expand its proprietary manufacturing technology, further automate its manufacturing operations and develop improved manufacturing processes, equipment, and products.

         Fonda tests new product concepts at its facilities located in Oshkosh, Wisconsin; Appleton, Wisconsin and St. Albans, Vermont. Fonda's management, supervisors and experienced operators are responsible for plant safety, product quality, process control, improvement of existing products, development of new products and processes and technical assistance in adhering to environmental rules and regulations. Fonda focuses on improving upon safety and performance, further automating its manufacturing operations and developing improved manufacturing processes and product designs.

Employees

         At September 24, 2000, Sweetheart employed approximately 6,384 persons, of whom approximately 5,385 persons were hourly employees. Approximately 93.3% of the employees are located at facilities in the United States. Sweetheart currently has collective bargaining agreements in effect at its facilities in Springfield, Missouri; Augusta, Georgia; Kensington, Connecticut; and Toronto, Canada (collectively, the "Sweetheart CBAs"). The Sweetheart CBAs cover all production, maintenance and distribution hourly-paid employees at each respective facility and contain standard provisions relating to, among other things, management rights, grievance, procedures, strikes and lockouts, seniority and union rights. As of September 24, 2000, approximately 24.7% of the hourly employees were covered by the Sweetheart CBAs. The current expiration dates of the Springfield, Augusta, Kensington and Toronto CBAs are March 4, 2001, October 31, 2002, September 30, 2001 and

November 30, 2003, respectively.

         At September 24, 2000, Fonda employed approximately 1,805 persons, of whom approximately 1,320 were hourly employees. Fonda has collective bargaining agreements in effect at its facilities in Appleton, Wisconsin; Oshkosh, Wisconsin; St. Albans, Vermont; Indianapolis, Indiana; Williamsburg, Pennsylvania; and Maspeth, New York which cover all production, maintenance and distribution hourly-paid employees at each respective facility and contain standard provisions relating to, among other things, management rights, grievance procedures, strikes and lockouts, seniority, and union rights (collectively, the "Fonda CBAs"). The current expiration dates of the Fonda CBAs at the Appleton, Oshkosh, St. Albans, Indianapolis, Williamsburg and Maspeth facilities are May 1, 2002, May 31, 2002, January 31, 2001, December 1, 2001, June 11, 2004 and October 31, 2001, respectively.

         The Company considers its relationship with its employees to be good.


Item 2.  PROPERTIES

         The Company has manufacturing and distribution facilities located throughout the United States and Canada. All of the Company's facilities are well maintained, in good operating condition and suitable for the Company's operations. The table below provides summary information regarding the properties owned or leased by the Company.

                                                                                            Size
                                                      Type of            Owned/         (Approximate
                   Location                           Facility (1)       Leased         square feet)
                   --------                           ------------       ------         ------------
Sweetheart Facilities:
Augusta, Georgia..............................        M/W                   O               339,000

Conyers, Georgia (2 facilities).............          M/W                   O               350,000
                                                      W                     O               555,000

Chicago, Illinois (2 facilities)............          M/W                   O               902,000
                                                      W                     L               741,000

Dallas, Texas ..............................          M/W                   O             1,316,000

Hampstead, Maryland..........................         W                     L             1,034,000

Kensington, Connecticut (4 facilities)........        M/W                   L                96,000
                                                      M/W                   L               112,000
                                                      W                     L                40,000
                                                      W                     L                30,000

Lafayette, Georgia..............................      M/W                   L               147,000

Manchester, New Hampshire...................          M/W                   O               160,000

North Las Vegas, Nevada (2 facilities)......          M/W                   L               195,100
                                                      W                     L                58,450

Ontario, California.........................          W                     L               396,000

Owings Mills, Maryland (2 facilities).......          M/W                   O             1,533,000
                                                      M/W                   O               267,000

Somerville, Massachusetts...................          M/W                   O               193,000

                                                                                            Size
                                                      Type of            Owned/         (Approximate
                   Location                           Facility (1)       Leased         square feet)
                   --------                           ------------       ------         ------------

Springfield, Missouri (2 facilities)........          M/W                   O               925,000
                                                      W                     L               415,000

Wilmington, Massachusetts...................          W                     L               119,000

Scarborough, Ontario, Canada ...............          M/W                   O               400,000

Fonda Facilities:
Appleton, Wisconsin ........................          M/W                   O               267,700

Glens Falls, New York.......................          M/W                   O                59,100

Goshen, Indiana.............................          M/W                   O                63,000

Indianapolis, Indiana.......................          W                     L               725,000

Lakeland, Florida...........................          M/W                   L                45,000

Maspeth, New York...........................          M/W                 L(2)              130,000

Oshkosh, Wisconsin..........................          M/W                   O               484,000

St. Albans, Vermont (2 facilities)..........          M                     O               124,900
                                                      W                     L               182,000

Williamsburg, Pennsylvania..................          M/W                 O(3)              146,000

----------
(1) M-Manufacturing; W-Warehouse; M/W-Manufacturing and Warehouse in same facility.
(2) Lease expired November 30, 2000 and was not renewed. Equipment was moved to other facilities.
(3) Subject to capital lease. (See Note 17 of the Notes to Consolidated Financial Statements)

         Fonda also occupies several retail and storage facilities located throughout Indiana and Pennsylvania in connection with its party goods consumer business. These facilities are comprised of outlet stores and local storage facilities maintained for marketing purposes.

Item 3.  LEGAL PROCEEDINGS

         Aldridge.  A lawsuit  entitled  Aldridge  v.  Lily-Tulip,  Inc.  Salary
         --------
Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States
District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of Sweetheart. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of Sweetheart. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a petition for writ of certiorari with the United States Supreme Court, which was denied in January 1999. Sweetheart has been in the process of paying out the termination liability and associated expenses and as of December 21, 2000, has disbursed $12.3 million in termination payments. The estimate of the total termination liability and associated expenses, less payments to date, exceeds assets set aside in the Plan by approximately $8.0 million, which amount has been fully reserved by the Company.

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

         Fort James Corporation. A patent infringement action seeking injunctive
         ----------------------
relief and damages relating to Sweetheart's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. During the fourth quarter of Fiscal 1999, mediation resulted in a settlement of this action whereby Sweetheart agreed to pay damages of $2.6 million. As of June 29, 2000, all payments in conjunction with this settlement had been paid.

         Other.  On July 13,  1999,  Sweetheart  received a letter  from the EPA
         -----
identifying Sweetheart, among numerous others, as a "potential responsible party" under CERCLA, at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of Sweetheart or any other entity. On December 20, 1999, Sweetheart received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas. Sweetheart denies liability and has no reason to believe the final outcomes will have a material effect on the Company's financial condition or results of operations. However, no assurance can be given about the ultimate effect on the Company, if any, given the early stage of these investigations.

         The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for SF Holdings' common stock. SF Holding has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. SF Holdings' indenture governing the $144.0 million aggregate principal amount at maturity of 12 3/4% Senior Secured Discount Notes due 2008 (the "Discount Notes") and the instruments governing the indebtedness of Sweetheart and Fonda limit the payment of dividends or other distributions to SF Holdings. SF Holdings currently intends to retain future earnings to fund the development and growth of its business.

         As of December 21, 2000, there were four, one and two holders of SF Holdings' Class A, Class B and Class C Common Stock, respectively.


Item 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

         On December 3, 1999, Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of SF Holdings pursuant to a merger. The transaction has been accounted for in a manner similar to a pooling-of-interests. The accompanying consolidated financial statements have been restated for all periods presented to include the balance sheet and results of operations of CEG.

         Set forth below are selected historical consolidated financial data of the Company at the dates and for the fiscal years shown. The selected historical consolidated financial data at September 24, 2000, September 26, 1999, September 27, 1998 and July 26, 1998 and for Fiscal 2000, 1999, 1998 and TP 1998 is
derived from historical consolidated financial statements of the Company and subsidiaries for such periods that have been audited by Deloitte & Touche, LLP, independent auditors and are included elsewhere herein. The selected historical financial data at July 27, 1997 and July 28, 1996 and for Fiscal 1997 and 1996 is derived from the historical financial statements of Fonda, the predecessor to the Company for such periods.

         During Fiscal 2000, Sweetheart accelerated $0.5 million of amortization for unamortized debt issuance costs related to the early retirement of debt. These charges are shown as an extraordinary loss (net of $0.2 million of income taxes) on the Consolidated Statements of Operations and Other Comprehensive Income (Loss). In conjunction with the CEG Asset Purchase Agreement (the "Asset Purchase Agreement"), CEG also retired its long-term debt. As a result, CEG charged $0.9 million, or $0.5 million net of income tax benefit, to consolidated results of operation as an extraordinary item. This amount represented the unamortized deferred financing fees and other expenses pertaining to the CEG debt. During the quarter ended December 31, 1997, Sweetheart recorded a $1.5 million expense as a cumulative effect of change in accounting principle (net of $1.0 million of income taxes) relating to the implementation of EITF 97-13, which requires companies to expense any previously capitalized reengineering costs in connection with software installation.

                                                                           Fiscal
                                        ------------------------------------------------------------------------------------
(In thousands)                             2000            1999       TP 1998 (1)      1998 (2)       1997 (3)       1996
                                        ------------  ------------  --------------  -------------  ------------  ------------
Operating Data:
Net sales                               $ 1,276,888   $ 1,182,004   $     275,652   $    622,917   $   317,018   $   221,404
Cost of sales                             1,090,799     1,023,135         246,587        528,148       238,287       172,635
                                        ------------  ------------  --------------  -------------  ------------  ------------
  Gross profit                              186,089       158,869          29,065         94,769        78,731        48,769
Selling, general and administrative         113,320       118,654          23,853         73,188        56,053        34,132
Restructuring charge (credit)                 1,153          (512)              -          3,895             -             -
Other (income) expense, net                    (448)         (307)           (597)       (14,734)       (1,608)            -
                                        ------------  ------------  --------------  -------------  ------------  ------------
  Operating income                           72,064        41,034           5,809         32,420        24,286        14,637
Interest expense, net                        65,312        70,173          15,135         32,999        11,140         8,452
                                        ------------  ------------  --------------  -------------  ------------  ------------
  Income (loss) before taxes, minority
     interest and extraordinary loss          6,752       (29,139)         (9,326)          (579)       13,146         6,185
Income tax (benefit) expense                  4,114       ( 9,561)         (4,370)         1,245         5,491         2,609
Minority interest                             1,649          (897)           (497)        (2,085)            -             -
Extraordinary loss, net of  tax                 843             -               -              -         3,495             -
                                        ------------  ------------  --------------  ------------   ------------  ------------
  Net income (loss)                     $       146   $   (18,681)  $      (4,459)  $        261   $     4,160   $     3,576
                                        ============  ============  ==============  =============  ============  ============

Balance Sheet Data (at end of period):
  Property, plant and equipment, net    $   263,368   $   387,309   $     423,117   $    434,815   $    59,261   $    46,350
  Total assets                              881,129       937,210         972,581        988,566       212,546       172,904
  Long-term debt (4)                        434,967       380,706         673,984        663,611       122,368        81,740
  Exchangeable preferred stock               41,794        36,291          31,444         30,680             -             -
  Preferred Stock B, Series 2                15,000             -               -              -             -             -
  Minority interest in subsidiary             3,169         1,520           2,417          2,914             -             -
  Redeemable common stock                     2,286         2,217           2,150          2,139             -             -
  Shareholders' equity (deficit)            (41,964)      (21,367)           (299)         7,673        18,166        14,208

(1) The 1998 Transition Period ("TP 1998") is the nine weeks ending September 27, 1998.
(2) Fiscal 1998 includes a $15.9 million gain on the sale of substantially all of the fixed assets and certain related working capital (the "Mill Disposition") of its tissue mill in Gouverneur, New York (the "Mill") and settlement in connection with the termination by the owner of the co-generation facility formerly hosted by Fonda at the Mill of its obligation, among other things, to supply steam to the Mill (the "Steam Contract").
(3) Fonda incurred a $3.5 million extraordinary loss (net of a $2.5 million income tax benefit) in connection with the early retirement of debt consisting of the write-off of unamortized debt issuance costs, elimination of unamortized debt discount and prepayment penalties.
(4)   See Note 10 of the Notes to Consolidated Financial Statements


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

General

         SF Holdings was formed in December 1997 as a holding company to facilitate the Sweetheart Investment. The Company conducts all of its operations through its principal operating subsidiaries, Sweetheart and Fonda, and therefore has no significant cash flows or operations independent of such subsidiaries. The following discussion of results of operations for the fiscal years ended July 26, 1998 and July 27, 1997 is based on the historical results of operations of Fonda for those periods and the results of operations of Sweetheart from March 12, 1998, the date of the consummation of the Sweetheart Investment, to June 30, 1998. Since the Sweetheart Investment, which was accounted for as a purchase, was consummated during the Company's third quarter of Fiscal 1998, the financial information contained herein with respect to the periods prior to the Sweetheart Investment does not reflect Sweetheart's results of operations; thus, this financial information is not necessarily indicative of the results of operations that would have been achieved had the Sweetheart Investment been consummated by the Company at the beginning of the periods presented herein or which may be achieved in the future.

         On December 3, 1999, CEG, an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of SF Holdings pursuant to a merger. The transaction has been accounted for in a manner similar to a pooling-of-interests. The accompanying consolidated financial statements have been restated for all periods presented to include the balance sheet and results of operations of CEG.

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

         Each of Fonda and Sweetheart's business is seasonal with a majority of its net cash flow from operations realized during the last six months of the fiscal year. Sales for such periods reflect the high seasonal demands of the summer months when outdoor and away-from-home consumption increases. In the event that Fonda's and/or Sweetheart's cash flow from operations is insufficient to provide working capital necessary to fund their respective requirements, Fonda and/or Sweetheart will need to borrow under their respective credit facilities or seek other sources of capital. The Company believes that funds available under such credit facilities together with cash generated from operations, will be adequate to provide for each company's respective cash requirements for the next twelve months.


Recent Developments

         On September 25, 2000, pursuant to an asset purchase agreement dated August 9, 2000 (the "Springprint Agreement"), Fonda purchased substantially all of the property, plant and equipment, intangibles and net working capital of Springprint Medallion, a division of Marcal Paper Mills, Inc. ("Springprint"). In addition, pursuant to the Springprint Agreement, Fonda agreed to assume the liabilities and obligations of Springprint arising under contracts or leases that are either assets purchased by the Company or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $6.7 million, subject to post-closing adjustments.

Change of Fiscal Year-end

         In October 1998, the Company changed its fiscal year end to the last Sunday in September. The following discussion compares the fiscal year ended September 24, 2000 to the Fiscal year ended September 26, 1999 and the fiscal year ended September 26, 1999 to the fiscal year ended July 26, 1998.


Fiscal 2000 Compared to Fiscal 1999

         Net sales increased $94.9 million, or 8.0%, to $1.3 billion in Fiscal 2000 compared to $1.2 billion in Fiscal 1999. The following analysis includes sales from Sweetheart to Fonda and sales from Fonda to Sweetheart which were eliminated in consolidation.

         Sweetheart results - Net sales increased $88.9 million, or 10.3%, (including intercompany sales to Fonda of $16.7 million and $6.8 million for Fiscal 2000 and Fiscal 1999, respectively) to $952.7 million in Fiscal 2000 compared to $863.8 million in Fiscal 1999 reflecting a 7.1% increase in sales volume and a 2.9% increase in average sales prices to domestic customers. During Fiscal 2000, Sweetheart experienced an increase in sales volume of those products with higher average selling prices. The increase in average realized sales price reflects a successful effort by Sweetheart to raise prices to institutional foodservice customers and to sell a mix of units with higher average selling prices. Sales volumes to institutional foodservice customers increased 6.4% primarily as a result of Sweetheart's focus on revenue growth with key customers. Sales volumes to food packaging customers increased 0.5% while average realized sales price increased 1.3%, primarily as a result of increased pricing resulting from raw material cost increases. Net sales to Canadian customers increased $8.4 million, or 14.1%, primarily due to increased sales volume of existing products to national accounts and the introduction of several new products.

         Fonda results - Net sales increased $22.7 million, or 6.9%, (including intercompany to Sweetheart of $11.8 million and $4.3 million for Fiscal 2000 and Fiscal 1999, respectively) to $352.0 million in Fiscal 2000, compared to $329.3 million in Fiscal 1999, reflecting an 11.6% increase in average realized sales price partially offset by a 4.8% decrease in sales volume. Net sales to consumer foodservice customers increased 5.6%, resulting from a 14.0% increase in average realized sales price, partially offset by a decrease in sales volume of 8.4%. Selling prices were positively affected by increases in raw material costs that were passed through to customers as well as more competitive market conditions. Net sales to institutional foodservice customers increased 8.8%, resulting from a 3.6% increase in average realized sales price and a 5.2% increase in sales volume. The increased sales volume to institutional foodservice customers was primarily due to an increase in sales of value-added converted tissue products and certain commodity paperboard products. The increase in average selling prices primarily resulted from a more favorable sales mix.

         Gross profit increased $27.2 million, or 17.1%, to $186.1 million in Fiscal 2000 compared to $158.9 million in Fiscal 1999. As a percentage of net sales, gross profit increased to 14.6% in Fiscal 2000 from 13.4% in Fiscal 1999.

         Sweetheart results - Gross profit increased $18.8 million, or 18.8%, to $118.8 million in Fiscal 2000 compared to $100.0 million in Fiscal 1999. As a percentage of net sales, gross profit increased to 12.5% in Fiscal 2000 from 11.6% in Fiscal 1999. This improvement is attributable to a shift in sales towards a more profitable product mix in combination with increased sales volume, improved manufacturing efficiencies and higher average selling prices, partially offset by increased raw material costs.

         Fonda results - Gross profit increased $8.3 million, or 14.0%, to $67.7 million in Fiscal 2000, compared to $59.4 million in Fiscal 1999. As a percentage of net sales, gross profit increased from 18.0% in Fiscal 1999 to 19.2% in Fiscal 2000. Gross profit in Fiscal 2000 was positively affected by margin enhancement in value-added tissue products as well as cost reductions through manufacturing efficiencies.

         Selling, general and administrative expenses decreased $5.4 million, or 4.5%, to $113.3 million in Fiscal 2000 compared to $118.7 million in Fiscal 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 8.9% in Fiscal 2000 from 10.0% in Fiscal 1999. This decrease is due primarily to lower spending in the areas of legal and outside consulting services for Sweetheart. In Fiscal 1999 results of operations reflected an increased bad debt write-off associated with bankruptcy filings by two of the Fonda's top 25 customers. This decrease was supplemented by savings in Fiscal 2000 resulting from the consolidation of the CEG business.

         Restructuring charge (credit) increased to a charge of $1.2 million in Fiscal 2000 compared to a credit of $0.5 million in Fiscal 1999. During Fiscal 2000, Sweetheart established a $0.5 million restructuring reserve in conjunction with the planned elimination of Sweetheart's centralized machine shop, primarily for severance and related costs in connection with workforce reductions. Fonda incurred a restructuring expense of $0.7 million in Fiscal 2000 in connection with the November 2000 closing of the Maspeth, New York facility which will result in the elimination of 130 positions by 2001. See Note 19 of the Notes to Consolidated Financial Statements.

         Other (income) expense, net was $0.4 million of income in Fiscal 2000 compared to $0.3 million of income in Fiscal 1999. In Fiscal 2000, a $2.8 million gain was realized due to the amortization of the deferred gain in conjunction with the sale-leaseback transaction, coupled with a $0.7 million gain on the sale of a warehouse facility in Owings Mills, Maryland. These gains were partially offset by a $0.7 million management fee to American Industrial Partners Capital Fund, L.P. ("AIP"), an owner of Sweetheart, a $1.4 million expense accrual in connection with the Aldridge liability, a one-time write-off of a $1.0 million unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business due to the bankruptcy of the borrower, and a $0.2 million loss was incurred as a result of the sale of a building in St. Albans, Vermont and various pieces of machinery and equipment.

         Operating income increased $31.1 million to $72.1 million in Fiscal 2000 compared to $41.0 million in Fiscal 1999 due to the reasons described above.

         Interest expense, net decreased $4.9 million, or 7.0%, to $65.3 million in Fiscal 2000 compared to $70.2 million in Fiscal 1999. This decrease is attributable to lower interest rates on lower outstanding balances under the Company's revolving credit facilities and the June 2000 redemption of the Sweetheart Senior Secured Notes.

         Income tax expense (benefit) increased $13.7 million to an expense of $4.1 million in Fiscal 2000 compared to a benefit of $9.6 million in Fiscal 1999. The effective rate for Fiscal 2000 was 61% compared to 33% in 1999. Both the 2000 and the 1999 effective tax rates reflect certain non-deductible costs relating to the investment in Sweetheart, the related financing and the proportionate results of both Fonda and Sweetheart.

         Minority interest increased $2.5 million to an expense of $1.6 million in Fiscal 2000 compared to a credit of $0.9 million in Fiscal 1999.

         Extraordinary loss on the early extinguishment of debt was $0.8 million net of the income tax benefit in Fiscal 2000 resulting from the redemption of Sweetheart's Senior Secured Notes and CEG's long term debt ( See Note 10 in the "Notes to Consolidated Financial Statements").

         Net income (loss) increased $18.8 million, or 100.5%, to $0.1 million income in Fiscal 2000 compared to $18.7 million loss in Fiscal 1999 due to the reasons described above.

Fiscal 1999 Compared to Fiscal 1998

         Net sales increased $559.1 million, or 89.8%, to $1,182.0 million in Fiscal 1999 compared to $622.9 million in Fiscal 1998 primarily as a result of the Sweetheart Investment. The following analysis includes sales from Sweetheart to Fonda and sales from Fonda to Sweetheart which were eliminated in consolidation.

         Sweetheart results - Net sales increased $581.4 million, (including intercompany sales to Fonda of $6.8 million and $0.0 million for Fiscal 1999 and Fiscal 1998, respectively) primarily due to the effect of the consolidation of Sweetheart's results for a full year. In addition, for the third quarter of Fiscal 1999 compared to the period from March 12, 1998 to June 30, 1998, domestic net sales decreased by $1.1 million or 0.5%. This reflected a 0.7% decrease in domestic sales volume which was partially offset by a 0.2% increase in realized domestic sales price. The increase in average realized sales price reflects price increases in selected product lines which was partially offset by a shift in sales mix to lower priced products. Foodservice sales volume increased 1.2% primarily as a result of Sweetheart's focus on revenue growth with key customers. Food packaging sales volume decreased 12.7%, primarily resulting from decreases in demand by large accounts in the food packaging customer base due to market conditions. Canadian sales increased 9.9% from the prior comparable period due primarily to increased sales volume from the introduction of new products.

         Fonda results - Net sales decreased $11.4 million, or 3.3%, (including intercompany to Sweetheart of $4.3 million and $0.2 million for Fiscal 1999 and Fiscal 1998, respectively) to $329.3 million in Fiscal 1999, compared to $340.7 million in Fiscal 1998. Fiscal 1998 included $13.3 million of net sales of tissue mill products prior to the March 1998 Mill Disposition. Excluding such tissue product sales, net sales increased $1.1 million in the converting operations. Net sales to consumer foodservice customers decreased 10.3%, resulting from a decrease in sales volume of 9.9% and a 0.4% decrease in average selling prices. Selling prices were adversely affected by reductions in raw material costs that were passed through to customers as well as more competitive market conditions. Net sales to institutional foodservice customers increased 10.5%, resulting from a 3.7% increase in volume and a 6.8% increase in sales price. The increased sales volume to institutional customers was primarily due to an increase in sales of value added converted tissue products and certain commodity paperboard products. The increase in average selling prices primarily resulted from the more favorable sales mix.

         Gross profit increased $64.1 million, or 67.6%, to $158.9 million in Fiscal 1999 compared to $94.8 million in Fiscal 1998.

         Sweetheart results - Gross profit increase $76.2 million to 11.5% of net sales in Fiscal 1999 from 8.3% in Fiscal 1998. The increase in gross profit was primarily due to the consolidation of Sweetheart's results for a full year, and partially due to a shift in sales mix to more profitable products and the cost reduction initiatives implemented by Sweetheart in the latter part of the 1998 fiscal year which has resulted in improved manufacturing efficiencies.

         Fonda results - Gross profit decreased $11.9 million or 16.7%, to $59.4 million in Fiscal 1999, compared to $71.3 million in Fiscal 1998. Fiscal 1998 included $1.7 million of gross profit from tissue mill products prior to the Mill Disposition. Excluding the gross profit from such tissue product sales, gross profit decreased $10.2 million in the converting operations. As a percentage of net sales, gross profit decreased from 20.9% in Fiscal 1998 to 18.0% in Fiscal 1999. Gross profit in Fiscal 1999 was adversely affected by margin erosion in commodity paperboard products as well as excess costs incurred in implementing efficiency initiatives.

         Selling, general and administrative expenses increased $45.5 million, or 62.2%, to $118.7 million in Fiscal 1999 compared to $73.2 million in Fiscal 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 10.0% in Fiscal 1999 from 11.8% in Fiscal 1998. This percentage decrease is due primarily to cost savings associated with headcount reductions which is partially offset by increased legal expenses of $2.0 million related to the Fort James settlement. See "Item 3. Legal Proceedings".

         Restructuring charge (credit) was adjusted resulting in income of $0.5 million in Fiscal 1999 compared to an expense of $4.0 million in Fiscal 1998. In March 1998, Sweetheart established restructuring reserves primarily for severance and related costs in connection with workforce reductions. This plan has been completed, resulting in a reversal of $0.5 million. In Fiscal 1998, Fonda incurred $0.5 million related to a decision to close Fonda's Jacksonville, Florida facility and the St. Albans, Vermont administrative offices. Also in Fiscal 1998, a $1.3 million charge related to CEG's closure of its Indianapolis, Indiana manufacturing facility was incurred.

         Other (income) expense, net was $0.3 million of income in Fiscal 1999 compared to $14.7 million of income in Fiscal 1998. In Fiscal 1999, the Sweetheart recognized $1.2 million gain on the sale of property, plant and equipment. In Fiscal 1998, Fonda incurred a $15.9 million gain on the Mill Disposition and the Steam Contract and a gain on the sale of other non-core assets.

         Operating income increased $8.6 million to $41.0 million in Fiscal 1999 compared to an operating income of $32.4 million in Fiscal 1998 due to the reasons described above.

         Interest expense, net increased $37.2 million, or 112.7%, to $70.2 million in Fiscal 1999 compared to $33.0 million in Fiscal 1998. This increase is a result of the Sweetheart Investment.

         Income tax expense (benefit) decreased $10.8 million to a $9.6 million benefit in Fiscal 1999 compared to a $1.2 million expense in the Fiscal 1998. The effective rate for Fiscal 1999 was 33% compared to negative 215% in 1998. Both the 2000 and the 1999 effective tax rates reflect certain non-deductible costs relating to the investment in Sweetheart, the related financing and the proportionate results of both Fonda and Sweetheart.

         Minority interest decreased $1.2 million to a credit of $0.9 million in Fiscal 1999 compared to a credit of $2.1 million in Fiscal 1998.

         Net income (loss) decreased $19.0 million, or 6,333.3%, to a loss of $18.7 million in Fiscal 1999 compared to income of $0.3 million in Fiscal 1998 due to the reasons described above.


Liquidity And Capital Resources

         Historically, the Company and its subsidiaries have relied on cash flow from operations, sales of non-core assets and revolving credit borrowings to finance its working capital requirements and capital expenditures. In Fiscal 2000, the Company funded its capital expenditures from the sale of assets and cash generated from operations. The Company expects to continue this method of funding for its Fiscal 2001 capital expenditures.

         Net cash provided by operating activities in Fiscal 2000 was $9.4 million compared to net cash provided by operating activities of $51.5 million in Fiscal 1999. This decrease is due primarily to an increase in receivables resulting from increased sales and management's decision to build inventory in support of anticipated market expansion. These increases were partially offset by more favorable income from operating activities.

         Working capital increased $268.2 million to $175.5 million at September 24, 2000 from a deficit of $92.7 million at September 26, 1999. This increase resulted primarily from the redemption of Sweetheart's Senior Secured Notes and the refinancing of Sweetheart's U.S. Credit Facility.

         Capital expenditures for Fiscal 2000 were $25.3 million compared to $37.8 million in Fiscal 1999. Capital expenditures in Fiscal 2000 included $15.1 million for new production equipment, $3.5 million for facility improvements and $1.0 million for management information systems, with the remaining consisting primarily of routine capital improvements. Funding for the Fiscal 2000 capital expenditures was provided by cash generated from operations, $7.9 million from the sale of a distribution facility and $2.5 million from the sale of machinery. During Fiscal 2001, the Company intends to continue to rely on a combination of cash generated by operations and the sale of non-core assets to fund capital expenditures.

         In connection with the Sweetheart Investment, the Company issued $144.0 million aggregate principal amount at maturity of 12 3/4% Senior Secured Discount Notes due 2008 (the "Discount Notes") and 28,800 shares of Class C Common Stock. Until March 15, 2003, accrued interest on the Discount Notes will not be paid but will accrete semi-annually, thereby increasing the value of the Discount Notes.

         Also on March 12, 1998, the Company issued units consisting of $30.0 million of 13 3/4% Exchangeable Preferred Stock due 2009 (the "Exchangeable Preferred") and 11,100 shares of Class C Common Stock. Until March 15, 2003 cumulative dividends are paid quarterly, either in cash or by the issuance of additional shares of Exchangeable Preferred, at the Company's option. Thereafter, dividends will be payable in cash. The Exchangeable Preferred is exchangeable at the Company's option into 13 3/4% subordinated notes due March 15, 2009. As of December 21, 2000, all cumulative dividends on the Exchangeable Preferred have been paid by the issuance of additional shares of Exchangeable Preferred.

         On May 15, 2000, Sweetheart Cup acquired all of the issued and outstanding capital stock of Sherwood and its subsidiaries pursuant to a Stock Purchase Agreement among Sweetheart Cup and the stockholders of Sherwood (the "Sherwood Agreement") for an aggregate purchase price of $17.4 million of which $12.4 million was paid in cash, subject to post-closing adjustments. As part of the purchase price, Sweetheart Cup issued to the stockholders of Sherwood non-interest bearing promissory notes due May 2005 in an aggregate principal amount of $5.0 million and a present value of $2.9 million. Sweetheart Cup also assumed $9.3 million of Sherwood's debt, which was paid in full on June 15, 2000.

         In connection with a sale-leaseback transaction, on June 15, 2000, Sweetheart Cup and Sweetheart Holdings sold certain production equipment located in Owings Mills, Maryland; Chicago, Illinois and Dallas, Texas to several owner participants for a fair market value of $212.3 million. The proceeds from this sale were used in part to redeem Sweetheart's Senior Secured Notes, repay debt in connection with the acquisition of Sherwood and repay a portion of the outstanding balance under the U.S. Credit Facility.

         Pursuant to a lease dated as of June 1, 2000 ("the Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), as trustee, Sweetheart Cup leases the production equipment sold in connection with the sales lease-back transaction from State Street as owner trustee for several owner participants, through November 9, 2010. Sweetheart Cup has the option to renew the Lease for up to four consecutive renewal terms of two years each. Sweetheart Cup also has the option to purchase such equipment for fair market value either at the conclusion of the Lease term or November 21, 2006. Sweetheart's obligations under the Lease are collateralized by substantially all of Sweetheart's property, plant and equipment owned as of June 15, 2000. The Lease contains various covenants, which prohibit, or limit, among other things, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness and certain other business activities.

         Sweetheart is accounting for the sale-leaseback transaction as an operating lease, expensing the $32.0 million annualized rental payments and removing the property, plant and equipment sold from its balance sheet. A deferred gain of $107.0 million was realized from this sale and will be amortized over 125 months, which is the term of the Lease. The taxable gain in the amount of $147.8 million has allowed Sweetheart to utilize a substantial portion of its net operating loss carry-forward. See "--Net Operating Loss Carry-forwards".

         On June 15, 2000, Sweetheart refinanced its revolving credit facility (the "U.S. Credit Facility") to extend the maturity of the $135 million revolving credit facility, subject to borrowing base limitations, through June 15, 2005 and to add a term loan of $25 million that requires equal monthly principal payments of $0.4 million through June 2005. Both the term loan and the revolving credit facility have an accelerated maturity date of July 1, 2003 if Sweetheart's Senior Subordinated Notes due September 1, 2003 are not refinanced before June 1, 2003. Borrowings under the revolving credit facility bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.00% or
(ii) a bank's base rate plus 0.25%, plus certain other fees. Borrowings under the term loan bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. The credit facility is collateralized by inventories and receivables with the term loan portion of the credit facility further collateralized by certain production equipment. As of September 24, 2000, $56.1 million was available under such facility. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments.

         Sweetheart's Canadian subsidiary has a Credit Agreement (the "Canadian Credit Facility") which provides for a term loan facility of up to Cdn $10 million and a revolving credit facility of up to Cdn $10 million. Term loan borrowings under the Canadian Credit Facility are payable quarterly through May 2001 and revolving credit and term loan borrowings have a final maturity date of June 15, 2001. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily Cups, a subsidiary of Sweetheart Cup, and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings and an index rate plus 2.50% with respect to the term loan borrowings. As of September 24, 2000, Cdn $1.8 million (approximately $1.2 million) was available under the Canadian Credit Facility. Sweetheart intends to refinance this debt prior to its maturity however, there can be no assurances that it will be able to obtain such refinancing on terms and conditions acceptable to Sweetheart.

         On January 12, 2000, Fonda's revolving credit facility was amended to increase the revolving facility to $55 million, subject to borrowing base limitations. The facility is collateralized by eligible accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. On February 28, 2000, Fonda's revolving credit facility was amended to extend the maturity through September 30, 2001. Borrowings are available at the bank's prime rate plus 0.25% or at LIBOR plus 2.25% at Fonda's election. At September 24, 2000, $40.7 million was outstanding and $14.3 million was the maximum remaining advance available based upon eligible collateral. Although Fonda intends to refinance this debt, there can be no assurances that Fonda will be able to obtain such refinancing on terms and conditions acceptable to Fonda.

         On September 25, 2000, Fonda's revolving credit facility was amended to include a term loan of $5 million. This amount is payable in equal monthly installments through the maturity date of September 30, 2001, at an annual rate of LIBOR plus 2.5%. The proceeds from this term loan were used to partially finance the purchase of Springprint.

         Sweetheart Cup is the obligor and Sweetheart Holdings the guarantor with respect to $110 million of Senior Subordinated Notes. The Senior Subordinated Notes bear interest at 10.50% per annum, payable semi-annually in arrears on March 1 and September 1 and mature on September 1, 2003. The Senior Subordinated Notes are subject to redemption at the option of Sweetheart, in whole or in part, at the redemption price (expressed as percentages of the principal amount), plus accrued interest to the redemption date, at a call premium of 101.313% until September 1, 2001 and 100% thereafter. The Senior Subordinated Notes are subordinate in right of payment to the prior payment in full of all borrowings under the U.S. Credit Facility, all obligations under the Lease, and all other indebtedness not otherwise prohibited.

         On June 15, 2000, Sweetheart issued a redemption notice to the holders of its Senior Secured Notes due September 1, 2000. In connection therewith, Sweetheart paid $190.0 million plus accrued interest to the U.S. Trust Company of New York in settlement of the Senior Secured Notes.

         In 1997, Fonda issued $120 million of 9-1/2% Series A Senior Subordinated Notes due 2007 (the "Notes") with interest payable semiannually. Payment of the principal of, and interest on, the Notes is subordinate in right of payment to Senior Debt (as defined therein) which includes the revolving credit facility. The principal amount of the Notes is payable on February 28, 2007. Fonda may, at its election, redeem the Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.75% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The Notes provide that upon the occurrence of a change of control (as defined therein), the holders thereof will have the option to require the redemption of the Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

         During Fiscal 1998, Fonda redeemed shares of Class A common stock (pre-Merger shares) for $9.8 million pursuant to an offer to repurchase a certain number of shares of its common stock (pre-Merger shares) from its stockholders on a pro rata basis.

         The instruments governing the indebtedness of the Company and its subsidiaries contain customary covenants and events of default, including without limitation, restrictions on, subject to defined exceptions, the payment of dividends, the incurrence of additional indebtedness, investment activities and transactions with affiliates.

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing, which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of Sweetheart. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of Sweetheart. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a petition for writ of certiorari with the United States Supreme Court, which was denied in January 1999. Sweetheart has been in the process of paying out the termination liability and associated expenses and as of December 21, 2000, has disbursed $12.3 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $8.0 million, which amount has been fully reserved.

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

         A patent infringement action seeking injunctive relief and damages relating to Sweetheart's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. During the fourth quarter of Fiscal 1999, mediation resulted in a settlement of this action whereby Sweetheart agreed to pay damages of $2.6 million. As of June 29, 2000, all payments in conjunction with this settlement had been paid.

         On July 13, 1999, Sweetheart received a letter from the EPA identifying Sweetheart, among numerous others, as a "potential responsible party" under CERCLA, at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of Sweetheart or any other entity. On December 20, 1999, Sweetheart received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas. Sweetheart denies liability and has no reason to believe the final outcomes will have a material effect on its financial condition or results of operations. However, no assurance can be given about the ultimate effect on Sweetheart, if any, given the early stage of these investigations.

         The Company believes that cash generated by each of Fonda's and Sweetheart's operations, combined with amounts available under its respective credit facilities in addition to funds generated by asset sales should be sufficient to fund each of Fonda's and Sweetheart's respective capital expenditures needs, debt service requirements, payments in conjunction with lease commitments and working capital needs, including Sweetheart's termination liabilities under the Plan in the next twelve months.


Net Operating Loss Carry-forwards

         As of September 24, 2000, Sweetheart had approximately $32 million of net operating loss ("NOL") carry-forwards for federal income tax purposes, which expire in 2018. Although sufficient taxable income is expected in the future to realize these NOLs, there can be no assurance that future taxable income will be generated to utilize such NOLs.


Impact of Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the statement of financial position. The Company and its' subsidiaries have evaluated this standard which is effective for Fiscal 2001 and has concluded that SFAS No.133 will not have a significant impact on the financial statement presentation.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial
Statements. SAB No. 101 establishes accounting and reporting standards for revenue recognition and requires that an entity not recognize revenue until it is realized or realizable and earned. The Company and its' subsidiaries have evaluated this bulletin which is effective for Fiscal 2001 and has concluded that SAB No.101 will not have a significant impact on the financial statement presentation.

Item7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         NONE

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section of this report, beginning on page 30.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE


                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages and positions of the directors, executive officers and key employees of SF Holdings as of December 21, 2000. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Name                              Age     Position
----                              ---     --------
Dennis Mehiel                     58      Chairman and Chief Executive Officer

Thomas Uleau                      56      President, Chief Operating Officer
                                          and Director

Hans H. Heinsen                   47      Senior Vice President, Chief Financial
                                          Officer and Treasurer

Harvey L. Friedman                65      Secretary and General Counsel

Alfred B. DelBello                64      Vice Chairman

James Armenakis                   57      Director

W. Richard Bingham                64      Director

Gail Blanke                       52      Director

John A. Catsimatidis              52      Director

Chris Mehiel                      61      Director

Jerome T. Muldowney               55      Director

Alan D. Scheinkman                50      Director

G. William Seawright              59      Director

Lowell P. Weicker                 69      Director

         Mr. Mehiel has been Chairman of the Board and Chief Executive Officer of SF Holdings since December 1998. He has served as Chairman and Chief Executive Officer of Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Mehiel is also Chairman and Chief Executive Officer of Fonda and Creative Expressions Group ("CEG"). Since August 2000, he has been a director of Four M Corporation ("Four M"), a converter and seller of interior packaging, corrugated sheets and corrugated containers, which he co-founded. From 1966 until August 2000, he was Chairman of Four M, and since 1977 (except during a leave of absence from April 1994 through July 1995) he was the Chief Executive Officer of Four M. Mr. Mehiel is also currently a director of Box USA Holdings, Inc ("BoxUSA").

         Mr. Uleau has been President, Chief Operating Officer and a Director of SF Holdings since February 1998 and Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Uleau is also Executive Vice President of Fonda. He has been a director of Fonda since 1988. He has also served in a variety of executive officer positions at Fonda since 1988. He served as Executive Vice President and Chief Financial Officer of Four M from 1989 through 1993 and its Chief Operating Officer in 1994.

         Mr. Heinsen has served as Senior Vice President, Chief Financial Officer and Treasurer of SF Holdings since February 1998 and Senior Vice President - Finance and Chief Financial Officer of Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Heinsen also serves as Senior Vice President and Treasurer of Fonda since February 1997, Chief Financial Officer of Fonda since June 1996 and Chief Financial Officer of CEG since November 1998. Prior to joining Fonda, Mr. Heinsen spent 21 years in a variety of corporate finance positions with The Chase Manhattan Bank, N.A.

         Mr. Friedman has been Secretary and General Counsel of the Company since February 1998 and Secretary and General Counsel of Fonda from May 1996. He was also a Director of Fonda from 1985 to January 1997. Mr. Friedman is also Secretary and General Counsel of CEG, Four M and Box USA of New Jersey and is a director of CEG. He was formerly a partner of Kramer, Levin, Naftalis & Frankel, a New York City law firm.

         Mr. DelBello has served as Vice Chairman of the Company since February 1998 and Vice Chairman of Fonda since January 1997 and a Director of Fonda since 1990. Since July 1995, Mr. DelBello has been a partner in the law firm of DelBello, Donnellan & Weingarten & Tartaglia, LLP. From September 1992 to July 1995 he was a partner in the law firm of Worby DelBello Donnellan & Weingarten. Prior thereto, he had been President of DelBello Associates, a consulting firm, since 1985. Mr. DelBello served as Lieutenant Governor of New York State from 1983 to 1985.

         Mr. Armenakis has served as a Director of the Company since February 1998 and Director of Fonda since June 1997. He is a senior partner in the law firm of Armenakis & Armenakis.

         Mr. Bingham has been a Director of SF Holdings since March 1998 and has been a Director of Sweetheart Holdings and Sweetheart Cup since August 1993. He co-founded American Industrial Partners Management Company, Inc. ("AIPM") and has been a director and officer of the firm since 1989. He is also a general partner of AIP. Prior to joining AIPM, Mr. Bingham was director of the Corporate Finance Department, a member of the Board and director of Mergers & Acquisitions at Lehman Brothers Kuhn Loeb Inc. Mr. Bingham is also currently a director of Bucyrus International, Great Lakes Carbon Corporation, RBX Group, Inc., Standadyne Automotive Corporation and Deerfield Associates.

         Ms. Blanke has served as a Director of the Company since February 1998 and as a Director of Fonda since January 1997. She has been President and Chief Executive Officer of Gail Blanke's Lifedesigns, LLC since March 1995. Lifedesigns was founded in March 1995 as a division of Avon Products, Inc. ("Avon") and was spun off from Avon in March 1997. Prior thereto, she held the position of Corporate Senior Vice President of Avon since August 1991. She also held a number of management positions at CBS, Inc., including the position of Manager of Player Promotion for the New York Yankees. Ms. Blanke will be serving her second consecutive term as President of the New York Women's Forum.

         Mr. Catsimatidis has served as a Director of the Company since February 1998 and as a Director of Fonda since January 1997. He has been Chairman and Chief Executive Officer of the Red Apple Group, Inc., a company with diversified holdings that include oil refining, supermarkets, real estate, aviation and newspapers, since 1969. Mr. Catsimatidis serves as a director of Sloan's Supermarket, Inc. and News Communications, Inc. He also serves on the board of trustees of New York Hospital, St. Vincent Home for Children, New York University Business School, Athens College, Independent Refiners Coalition and New York State Food Merchants Association.

         Mr. Chris Mehiel, has been a Director of the Company since February 1998 and a Director of Fonda since January 1997. Mr. Mehiel is a co-founder of Four M and has been Executive Vice President, Chief Operating Officer and a director of Four M since September 1995 and Chief Financial Officer from August 1997 until July 2000. He is an executive officer of the managing member of Fibre Marketing Group, LLC, the successor to Fibre Marketing Group, Inc., ("Fibre Marketing") a waste paper recovery business which he co-founded, and was President from 1994 to January 1996. From 1993 to 1994, Mr. Mehiel served as
President and Chief Operating Officer of Box USA of New Jersey. From 1982 to 1992, Mr. Mehiel served as the President and Chief Operating Officer of Specialty Industries, Inc., a waste paper processing and container manufacturing company.
         Mr. Muldowney has served as a Director of the Company since February 1998 and as a Director of Fonda since 1990. Since January 1996, Mr. Muldowney has been a Managing Director of AIG Global Investment Corp. and since March 1995 he has been a Senior Vice President of AIG Domestic Life Companies ("AIG Life"). Prior thereto, he had been a Vice President of AIG Life since 1982. In addition, from 1986 to 1996, he served as President of AIG Investment Advisors, Inc. He is currently a director of AIG Life and AIG Equity Sales Corp.

         Mr. Scheinkman has been a Director of the Company since April 2000. Since January 1998 Mr. Scheinkman has been County Attorney of Westchester County, New York, Counsel to the County Executive and Board of Legislators. Prior thereto, Mr. Scheinkman was in private practice with Scheinkman, Fredman & Kosan LLP. Mr. Scheinkman is also an adjunct professor of law at Pace University, School of Law and St. John's University, School of Law.

         Mr. Seawright has served as a Director of the Company since February 1998 and as a Director of Fonda since January 1997. He has been President and Chief Executive Officer of Stanhome Inc., a manufacturer and distributor of giftware and collectibles, since 1993. Prior thereto, he was President and Chief Executive Officer of Paddington, Inc., an importer of distilled spirits, since 1990. From 1986 to 1990, he was President of Heublein International, Inc.

         Mr. Weicker, Jr. has served as a Director of the Company since February 1998 and as a Director of Fonda since January 1997. Mr. Weicker served as Governor of the State of Connecticut from January 1991 through January 1995. From 1968 to 1989, Mr. Weicker served in the U.S. Congress. He currently serves as a Director of Compuware Corporation, World Wrestling Federation Entertainment, Inc., HPSC, Inc. and United States Tobacco, Inc.


Compensation of Directors

         Directors of the Company who are not employees of SF Holdings or directors of Fonda or Sweetheart receive annual compensation of (i) $12,000,
(ii) $1,000 for each Board meeting attended, and (iii) $1,000 for each committee meeting attended which is not held on the date of a board meeting. Directors who are employees of the Company or directors of Fonda or Sweetheart do not receive any compensation or fees for service on the Board of Directors or any committee thereof.

Item 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation earned, whether paid or deferred, to the Company's Chief Executive Officer and its other four most highly compensated executive officers (collectively, the "Named Officers") for Fiscal 2000, Fiscal 1999, the 1998 Nine Week Transition Period ("1998 TP") and Fiscal 1998 for services rendered in all capacities to the Company during such periods. The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the named executive officers did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus or
(ii) $50,000. Thus, such amounts are not reflected in the following table.

                                                     Summary Compensation Table


                                                         Annual Compensation
----------------------------------------  -------------------------------------------- -------------------------------
                                                                                                       All Other
           Name and Principal                                 Salary         Bonus           SARs     Compensation
                Position                      Fiscal            ($)           ($)           (#)(1)       ($)(2)
----------------------------------------  --------------  -------------- -------------  ------------------------------
Dennis Mehiel
   Chairman and Chief Executive Officer       2000            946,280       600,000              -           1,507
                                              1999            524,650       415,000              -               -
                                              1998 TP          88,793             -              -               -
                                              1998            304,150       150,000              -               -

Thomas Uleau
   President and Chief Operating Officer      2000            420,235       500,000        126,516          18,201
                                              1999            348,654       445,000              -          78,037
                                              1998 TP          59,456             -              -           4,004
                                              1998            230,631        80,000          1,950          42,313

Robert Korzenski
   Senior Vice President                      2000            239,578       235,000        126,516          20,998
                                              1999            204,616        75,000              -          31,332
                                              1998TP           30,769             -              -           1,548
                                              1998            188,590       100,000          1,950          10,419

Hans H. Heinsen
   Senior    Vice    President,    Chief      2000            251,102       235,000         40,178           8,065
   Financial Officer and Treasurer            1999            235,140       217,000              -          13,547
                                              1998 TP          36,175             -              -           1,548
                                              1998            206,392        90,000          1,950          10,705

Michael Hastings
   Senior Vice President                      2000            245,512       235,000        126,516          23,182
                                              1999            199,231       255,000              -          49,722
                                              1998 TP          33,162             -              -          52,957
                                              1998            184,704        60,000          1,950           9,246

(1) The Fonda SAR Plan was terminated on September 14, 2000, effective as of October 1, 1999. No SARs were issued during Fiscal 2000 or Fiscal 1999. All vested SARs were redeemed on September 20, 2000. See "--Stock Appreciation Rights".

(2) Reflects matching contributions under 401(k) Plans, long-term disability and life insurance premiums paid (See "Employee Benefit Plans").


Stock Option Plan

         Pursuant to the Sweetheart Investment, Dennis Mehiel currently holds 71,515 currently exercisable options to purchase Class A Common Stock of SF Holdings.

         On March 12, 1998, all outstanding options to purchase stock of Sweetheart were cashed out in full pursuant to the agreement governing the Sweetheart Investment.


Stock Appreciation Rights

         No Fonda SARs were issued to Named Officers during Fiscal 2000. On September 14, Fonda terminated the SAR plan effective as of October 1, 1999. In total, 15,600 Fonda SARs were redeemed at their October 1, 1999 value from Named Officers at a total cost of $506,064. All unvested SARs held by Named Officers not redeemed by Fonda were forfeited.

                                                                                 SARs
                                                                            Outstanding at           Value of
          Name               SARs Redeemed (#)      Value Realized ($)          FY end           Outstanding SARs
------------------------- ------------------------ --------------------  -------------------  ---------------------
Thomas Uleau                         3,900                 126,516                   -                      -

Robert Korzenski                     3,900                 126,516                   -                      -

Hans H. Heinsen                      2,340                  40,178                   -                      -

Michael Hastings                     3,900                 126,516                   -                      -

Employee Benefit Plans

         A majority of Sweetheart's employees ("Participants") are covered under a 401(k) defined contribution plan. Effective January 1, 2000, Sweetheart provides a matching contribution of 100% on the first 2% of a participant's salary and 50% on the next 4% of a participant's salary. Sweetheart's match is currently limited to participant contributions up to 6% of participant salaries. In addition, Sweetheart is allowed to make discretionary contributions. Certain employees are covered under defined benefit plans. Benefits under these plans are generally based on fixed amounts for each year of service.

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

         On January 1, 1997, Fonda adopted a defined contribution benefit plan. All non-union employees and certain union employees are covered under the 401(k) savings and investment plans. Employee contributions are matched to varying amounts according to the plan as it relates to a particular facility and in addition, at the discretion of Fonda. Fonda also participates in multi-employer pension plans for certain of its union employees. See Note 21 of the Notes to Consolidated Financial Statements.

         The executive officers of SF Holdings are not covered under any of the Sweetheart or Fonda defined benefit plans. Rather, such persons are covered under defined contribution plans only.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of December 21, 2000, with respect to the shares of common stock of SF Holdings beneficially owned by each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding common stock of SF Holdings, the directors and officers of the Company, and all directors and officers of the Company, as a group.


                                               Number of              Percent
Name of Beneficial Owner                        Shares               Ownership
------------------------                  -----------------       --------------

Dennis Mehiel
  373 Park Avenue South
  New York City, NY  10016                     715,850       (1)       73.25%

Thomas Uleau
  10100 Reisterstown Road
  Owings Mills, Maryland 21117                  13,487                  1.38%

Directors and executive officers as a
  Group (3 persons)                            738,872                 75.60%

(1) Includes 15,165 shares of Class A common stock of SF Holdings that would be issuable upon conversion of Class B Series 1 Preferred Stock held by CEG, 116,647 shares of Class A common stock of SF Holdings that would be issuable upon conversion of Class B Series 2 Preferred Stock, 71,515 shares underlying options to purchase Class A common stock of SF Holdings, which are presently exercisable, and 134,138 shares which Mr. Mehiel has the power to vote pursuant to a voting trust agreement.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         All of the affiliates referenced below are directly or indirectly under the common ownership of the Company's Chief Executive Officer.

         Fonda leases a building in Jacksonville, Florida from Dennis Mehiel on terms Fonda believes are no less favorable than could be obtained from independent third parties and were negotiated on an arm's length basis. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, Mr. Mehiel can require Fonda to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, Fonda terminated its operations at this facility and is currently subleasing the entire facility. Four M subleased a portion of this facility through May 1998 and again from October 1999 through February 2000. Rent expense, net of sublease income on the portion of the premises subleased to Four M during Fiscal 2000 was less than $0.2, and through May 1998 was $0.1 million in Fiscal 1999, less than $0.1 million in the 1998 TP, and $0.1 million in Fiscal 1998.

         On December 3, 1999, CEG became an 87% owned subsidiary of the Company pursuant to a merger. In connection with the merger, 87% of CEG's common stock was exchanged for 15,000 shares of Class B Series 2 Preferred Stock of the Company. On December 6, 1999, pursuant to the CEG Asset Purchase Agreement, Fonda purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights, and customer lists. In addition, pursuant to the CEG Asset Purchase Agreement, Fonda purchased certain inventory of CEG. The aggregate purchase price for the intangible assets and the inventory is $41 million ($16 million for the intangible assets and $25 million for the inventory), payable in cash, the cancellation of certain notes and warrants, and the assumption of certain liabilities. Pursuant to the agreement, Fonda also acquired other CEG assets in exchange for outstanding trade payables owed to Fonda by CEG. In connection with this agreement, Fonda canceled all other agreements with CEG. As a result of the CEG Asset Purchase Agreement, Fonda markets, manufactures and distributes disposable party goods products directly to the specialty (party) channel of the consumer foodservice market. Independent appraisals were obtained to determine the fairness of the purchase price for such assets. Fonda believes the terms on which it purchased such assets are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

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

         During Fiscal 1998, Fonda purchased a 38.2% ownership interest in Fibre Marketing from a director of Fonda for $0.2 million. Four M is also a member of Fibre Marketing. Fonda granted Sweetheart the right to acquire 50% of it's interest in Fibre Marketing for $0.1 million. During Fiscal 2000, Fonda sold a 13.2% interest in Fibre Marketing to Mehiel Enterprises, Inc. for $0.1 million, retaining a 25% ownership interest in Fibre Marketing. Fonda believes that the terms on which it purchased and sold such interest are at least as favorable as those it could otherwise have obtained from an unrelated third party and were negotiated on an arm's length basis.

         During the fourth quarter of Fiscal 2000, Sweetheart entered into a lease agreement with D&L Development, LLC, an entity in which the Company's CEO has an interest, to lease a warehouse facility in Hampstead, Maryland. In Fiscal 2000, rental payments under this lease were $0.7 million. Annual rental payments under the 20-year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

         In November 2000, Sweetheart began leasing a facility from D&L Andover Property, LLC, an entity in which the Company's CEO has an interest. Annual rental payments under the 20-year lease are $1.5 million in the first year, which escalates at a rate of 2% each year thereafter.

         During Fiscal 2000, Sweetheart and Fonda combined, sold $7.4 million of scrap paper to Fibre Marketing. Included in accounts receivable as of September 24, 2000 is $1.3 million due from Fibre Marketing. Other sales to affiliates during Fiscal 2000 were not significant.

         During Fiscal 2000, Sweetheart and Fonda combined, purchased $9.7 million of corrugated containers from Box USA Holdings, Inc. ("Box USA"), $0.2 million of other services from Four M Corporation ("Four M") and $0.9 million of travel services from Emerald Lady, Inc.. Included in accounts payable, as of September 24, 2000, is $0.1 million due to Box USA. Other purchases from affiliates during Fiscal 2000 were not significant.

         During Fiscal 1999, Sweetheart and Fonda combined, sold $4.1 million of scrap paper to Fibre Marketing. Included in accounts receivable as of September 26, 1999 is $1.1 million due from Fibre Marketing. Other sales to affiliates during Fiscal 1999 were not significant.

         During Fiscal 1999, Sweetheart and Fonda combined, purchased $7.9 million of corrugated containers from Box USA and $0.9 million of travel services from Emerald Lady, Inc.. Included in accounts payable, as of September 26, 1999, is $0.5 million due to Box USA. Other purchases from affiliates during Fiscal 1999 were not significant.

         At September 24, 2000, Fonda had loans receivable from its Chief Executive Officer totaling $275,000 plus accrued interest at 10%. This loan is payable upon demand. During Fiscal 1999, the Company also had a $150,000 loan receivable with another executive officer plus accrued interest at 5.39% which was paid in full in June 1999.

         SF Holdings and Fonda intend to file consolidated Federal income tax returns, and pursuant to a tax sharing agreement, Fonda will pay SF Holdings its allocable share of the consolidated group's consolidated Federal income tax liability, which, in general, will equal the tax liability Fonda would have paid if it had filed separate tax returns.


                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1. The financial statements listed in the "Index to Consolidated Financial Statements."

     2.     The   financial   statement   schedule   listed  in  the  "Index  to
            Consolidated Financial Statement Schedules."

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

     2.1 Investment Agreement, dated as of December 29, 1997, among the Stockholders of Sweetheart Holdings Inc. ("Sweetheart Holdings"), Creative Expressions Group, Inc.("CEG") and SF Holdings Group, Inc. ("SF Holdings").
     3.1    Restated Certificate of Incorporation of the Company.
     3.2    By-laws of the Company.
     3.3* Amended and Restated Certificate of Incorporation of SF Holdings Group, Inc.
     3.4* Certificate of Designation of Class B Series 2 Preferred Stock of SF Holdings Group, Inc.
     4.1 Indenture, dated as of March 12, 1998, between SF Holdings and The Bank of New York.
     4.2 Form of 12 3/4% Series A and Series B Senior Secured Discount Notes, dated as of March 12, 1998 (incorporated by reference to Exhibit 4.1).
     4.3 Registration Rights Agreement, dated as of March 12, 1998, among SF Holdings, Bear, Stearns & Co. Inc. and SBC Warburg Dillon Read Inc. (the "Initial Purchasers").
     4.4 Registration Rights Agreement, dated as of March 20, 1998, between the Company, American Industrial Partners Management Company, Inc. ("AIPM") and Bear, Stearns & Co., Inc.
     4.5    Form of Certificate of Exchangeable Preferred Stock.
     4.6 Form of Indenture between the Company and The Bank of New York governing the 13 3/4% Subordinated Notes due March 15, 2009.
     4.7 Paragraph A of Article Fourth of the Restated Certificate of Incorporation of the Company (incorporated by reference to
            Exhibit 3.1).
     10.1 Stockholders' Rights Agreement, dated as of March 12, 1998, among SF Holdings and the persons listed on Schedule I thereto.
     10.2 Stockholders' Agreement, dated as of March 12,1998, among Sweetheart Holdings, SF Holdings and the Original Stockholders.
     10.3 Stockholders Agreement, dated as of March 12, 1998, among SF Holdings and the Initial Purchasers.
     10.4 Pledge Agreement, dated as of March 12, 1998, between SF Holdings and the Bank of New York.
     10.5 Tax Sharing Agreement, dated as of March 12, 1998, among SF Holdings and The Fonda Group, Inc ("Fonda").
     10.6 Second Restated Management Services Agreement, dated as of March 12, 1998, among Sweetheart Holdings, Sweetheart Cup Company Inc. ("Sweetheart Cup"), American Industrial Partners Management Company, Inc. ("AIPM") and SF Holdings.
     10.7 Amendment No. 1 to Second Restated Management Services Agreement, dated as of March 12, 1998, among Sweetheart Holdings, Sweetheart Cup, AIPM and SF Holdings.
     10.8 Assignment and Assumption Agreement, dated as of March 12, 1998, between SF Holdings and Fonda.
     10.9 Stockholders Agreement, dated as of March 20, 1998, between the Company and Bear, Stearns & Co., Inc.
     10.19 Asset Purchase Agreement, dated as of December 6, 1999 between Creative Expressions Group, Inc and Fonda.
     10.20* Agreement  and plan of merger, dated as of December 3, 1999, amongst
            SF Holdings, Inc., SF Holdings Acquisition Holdings Corp. and Creative Expressions Group, Inc..
     27.1*  Financial Data Schedule.

      ----------------
*   filed herein.
(b) No reports were filed on Form 8-K during the fiscal year ended September 24, 2000.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Page

Independent Auditors' Report                                              30

Consolidated Balance Sheets as of September 24, 2000
         and September 26, 1999                                           31

Consolidated  Statements of Operations and Other Comprehensive
         Income (Loss) for Fiscal Years 2000, 1999, the nine
         weeks ended September 27, 1998 and the fifty two weeks
         ended July 26, 1998                                              32

Consolidated Statements of Cash Flows
         for Fiscal Years 2000, 1999, the nine weeks ended
         September 27, 1998 and the fifty two weeks ended
         July 26, 1998                                                    33

Consolidated Statements of Shareholders' Equity
         for Fiscal Years 2000, 1999, the nine weeks ended
         September 27, 1998 and the fifty two weeks ended
         July 26, 1998                                                    34

Notes to Consolidated Financial Statements                                35

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
The SF Holdings Group, Inc.


         We have audited the accompanying consolidated balance sheets of The SF Holdings Group, Inc. (the "Company") as of September 24, 2000 and September 26, 1999, and the related consolidated statements of operations and other comprehensive income (loss), cash flows and shareholders' equity for the years ended September 24, 2000 and September 26,1999, the nine week transition period ended September 27, 1998 and the year ended July 26, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 24, 2000 and September 26, 1999, and the results of its operations and its cash flows for the years ended September 24, 2000 and September 26,1999, the nine week transition period ended September 27, 1998 and the year ended July 26, 1998 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 1 to the consolidated financial statements, in Fiscal 2000 the Company acquired an affiliate. The transaction has been accounted for in a manner similar to a pooling-of-interests and accordingly, the consolidated financial statements have been restated for all periods presented.

/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
December 12, 2000

                             SF HOLDINGS GROUP, INC.
                             -----------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (In thousands, except share data)
                        ---------------------------------

                                                                       September 24,         September 26,
                                                                           2000                  19991
                                                                     -----------------     ----------------
                              Assets
Current assets:
  Cash and cash equivalents                                            $     6,352           $     4,180
  Cash in escrow                                                               300                     -
  Receivables, less allowances of $3,534 and $6,979, respectively          155,684               136,629
  Due from affiliates                                                        1,286                   538
  Inventories                                                              226,657               189,367
  Deferred income taxes                                                     24,347                20,947
  Refundable income taxes                                                      622                 1,940
  Spare parts                                                               24,066                18,759
  Other current assets                                                       6,428                 6,112
                                                                       ------------          ------------
         Total current assets                                              445,742               378,472
                                                                       ------------          ------------

Property, plant and equipment, net                                         263,368               387,309

Deferred income taxes                                                       37,694                38,424
Spare parts                                                                  8,313                10,852
Goodwill, net                                                              106,108                98,176
Other assets                                                                19,904                23,977
                                                                       ------------          ------------

         Total assets                                                  $   881,129           $   937,210
                                                                       ============          ============

         Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                                     $    91,068           $    81,447
  Accrued payroll and related costs                                         55,486                53,770
  Other current liabilities                                                 56,114                58,269
  Current portion of deferred gain on sale of assets                        10,275                     -
  Current portion of long-term debt                                         57,266               277,693
                                                                       ------------          ------------
         Total current liabilities                                         270,209               471,179
                                                                       ------------          ------------

Commitments and contingencies  (See Note 24 )                                    -                     -

Deferred income taxes                                                        4,209                 4,026
Long-term debt                                                             434,967               380,706
Deferred gain on sale of assets                                             93,948                     -
Other liabilities                                                           57,511                62,638
                                                                       ------------          ------------

         Total liabilities                                                 860,844               918,549
                                                                       ------------          ------------

Exchangeable preferred stock                                                41,794                36,291
Preferred Stock B, Series 2                                                 15,000                     -
Minority interest in subsidiary                                              3,169                 1,520
Redeemable common stock                                                      2,286                 2,217
Shareholders' deficit                                                      (41,964)              (21,367)
                                                                       ------------          ------------

         Total liabilities and shareholders' equity                    $   881,129           $   937,210
                                                                       ============          ============

          1 - Restated, See Note 1 to Consolidated Financial Statements See accompanying Notes to Consolidated Financial Statements.

                             SF HOLDINGS GROUP, INC.
                             -----------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                      -------------------------------------
                                 (In thousands)
                                 --------------

                                                                                             Nine Weeks
                                                                                               Ended           Fifty Two
                                                            Fiscal            Fiscal        September 27,     Weeks Ended
                                                             2000              1999             1998         July 26, 1998
                                                        ---------------  ---------------  ---------------  ----------------

Net sales                                                 $ 1,276,888      $ 1,182,004      $  275,652        $ 622,917
Cost of sales                                               1,090,799        1,023,135         246,587          528,148
                                                          ------------     ------------     -----------       ----------
  Gross profit                                                186,089          158,869          29,065           94,769

Selling, general and administrative expenses                  113,320          118,654          23,853           73,188
Restructuring charge (credit)                                   1,153             (512)              -            3,895
Other (income) expense, net                                      (448)            (307)           (597)         (14,734)
                                                          ------------     ------------     -----------       ----------
  Operating income                                             72,064           41,034           5,809           32,420

Interest expense, net of interest income of $1,346,
  $620, $386 and $1,540, respectively                          65,312           70,173          15,135           32,999
                                                          ------------     -------------    -----------       ----------
  Income (loss) before income tax expense
  (benefit), minority interest and extraordinary
  loss                                                          6,752          (29,139)         (9,326)            (579)

Income tax expense (benefit)                                    4,114           (9,561)         (4,370)           1,245

Minority interest in subsidiary's income (loss)                 1,649             (897)           (497)          (2,085)
                                                          ------------     ------------     ----------        ----------
  Income (loss) before extraordinary loss                         989          (18,681)         (4,459)             261
                                                          ------------     ------------     -----------       ----------
Extraordinary (loss) on debt extinguishment  net
  of income tax benefit of $562                                  (843)               -               -                -
                                                          ------------     ------------     -----------       ----------
  Net income (loss)                                               146          (18,681)         (4,459)             261
                                                          ------------     ------------     -----------       ----------
Payment-in-kind dividends on exchangeable
  Preferred stock                                               5,503            4,847             764            1,616
                                                          ------------     ------------     -----------       ----------
  Net loss applicable to common stockholders              $    (5,357)     $   (23,528)     $   (5,223)       $  (1,355)
                                                          ============     ============     ===========       ==========

Other comprehensive income (loss), net of tax:
  Net income (loss)                                       $       146      $   (18,681)     $   (4,459)       $     261
  Foreign currency translation adjustment                        (122)             272            (345)            (476)
  Minimum pension liability adjustment (net of
  $(33), $1,503 and  $(1,595) income tax
  respectively)                                                   (49)           2,255          (2,393)               -
                                                          ------------     ------------     -----------       ----------
Other comprehensive income (loss)                                (171)           2,527          (2,738)            (476)
                                                          ------------     ------------     -----------       ----------

  Comprehensive income (loss)                             $       (25)     $   (16,154)     $   (7,197)       $    (215)
                                                          ============     ============     ===========       ==========

          1 - Restated, See Note 1 to Consolidated Financial Statements See accompanying Notes to Consolidated Financial Statements.

                             SF HOLDINGS GROUP, INC.
                             -----------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)
                                 --------------

                                                                                              Nine Weeks
                                                                                                Ended             Fifty Two
                                                                   Fiscal      Fiscal        September 27,       Weeks Ended
                                                                    2000        1999            1998            July 26, 1998
                                                                ----------  -------------  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                              $    146     $ (18,681)      $   (4,459)         $     261
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                  50,025        56,862           14,103             20,921
    Amortization of deferred gain                                  (2,813)            -                -                  -
    Interest accreted on debt                                      11,984        11,046            1,779              3,707
    Deferred income tax expense (benefit)                          (1,100)       (9,118)          (4,099)            (5,721)
    (Gain) / Loss on sale of assets                                  (878)       (1,150)            (201)           (16,333)
    Minority interest in subsidiary                                 1,649          (897)            (497)            (1,900)
  Changes in operating assets and liabilities:
    Receivables                                                   (17,508)         (794)          (2,842)           (15,743)
    Due from affiliates                                              (748)          305              337                  -
    Inventories                                                   (30,204)          (65)           1,121              8,566
    Other current assets                                           (4,051)          173           (3,683)               819
    Accounts payable and accrued expenses                          (3,045)        4,297          (17,207)             6,297
    Other, net                                                      5,901         9,531           (1,363)             1,383
                                                                ----------   -----------     ------------        -----------
      Net cash provided by (used in) operating activities           9,358        51,509          (17,011)             2,257
                                                                ----------   -----------     ------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                      (25,269)      (37,776)         (12,139)           (14,895)
  Sweetheart investment                                                 -             -                -            (95,000)
  Acquisition of businesses                                       (12,411)            -                -             (6,901)
  Proceeds from sale of property, plant and equipment             221,448         7,435            7,133             36,724
                                                                ----------   -----------     ------------        -----------
      Net cash provided by (used in) investing activities         183,768       (30,341)          (5,006)           (80,072)
                                                                ----------   -----------     ------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings (repayments) under credit  facilities             38,273       (47,008)           4,424             22,145
  Net borrowings (repayments) of other debt                      (228,927)       14,658            4,589             79,098
  Payment of finance fees                                               -             -                -             (3,762)
  Change in escrow account                                           (300)        5,464            1,355              4,870
  Redemption of common stock                                            -             -                -             (9,788)
                                                                ----------   -----------     ------------        -----------
      Net cash provided by (used in)financing activities         (190,954)      (26,886)          10,368             92,563
                                                                ----------   -----------     ------------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                       2,172        (5,718)         (11,649)            14,748

CASH AND CASH EQUIVALENTS, beginning of period                      4,180         9,898           21,547              6,799
                                                                ----------   -----------     ------------        -----------
CASH AND CASH EQUIVALENTS, end of period                         $  6,352     $   4,180       $    9,898          $  21,547
                                                                ==========   ===========     ============        ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Interest paid                                              $ 53,733     $  56,103       $   24,299          $  15,220
                                                                ==========   ===========     ============        ===========
      Income taxes paid                                          $  3,673     $   2,608       $      305          $   6,303
                                                                ==========   ===========     ============        ===========

SUPPLEMENTAL NON-CASH INVESTING ACTIVITY:
      Note Payable associated with business acquisition          $  2,914     $       -       $        -          $       -
                                                                ==========   ===========     ============        ===========

          See accompanying Notes to Consolidated Financial Statements.

                             SF HOLDINGS GROUP, INC.
                             -----------------------
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------
                                 (In thousands)
                                 --------------

                                                       Additional                Minimum                   Total
                                             Common     Paid In      Retained    Pension   Translation  Shareholders'
                                              Stock     Capital      Earnings   Liability   Adjustment     Equity
                                          ----------- ------------ ------------ ---------- ------------ -------------

Balance, July 26, 1998                       $    7   $   3,357     $  4,785     $     -      $ (476)     $  7,673

Net (loss)                                        -           -       (4,459)          -           -        (4,459)
Preferred dividend                                -           -         (764)          -           -          (764)
Accretion of redeemable common stock              -           -          (11)          -           -           (11)
Minimum pension liability adjustment              -           -            -      (2,393)          -        (2,393)
Translation adjustment                            -           -            -           -        (345)         (345)
                                             ------   ----------    ---------    --------     -------     ---------

Balance, September 27, 1998                       7       3,357         (449)     (2,393)       (821)         (299)

Net (loss)                                        -           -      (18,681)          -           -       (18,681)
Preferred dividend                                -           -       (4,847)          -           -        (4,847)
Accretion of redeemable common stock              -           -          (67)          -           -           (67)
Minimum pension liability adjustment              -           -            -       2,255           -         2,255
Translation adjustment                            -           -            -           -         272           272
                                             ------   ----------    ---------    --------     -------     ---------

Balance, September 26, 1999                       7       3,357      (24,044)       (138)       (549)      (21,367)

Issuance Preferred B, Series 2                    -      (3,357)     (11,643)          -           -       (15,000)
Net income                                        -           -          146           -           -           146
Preferred dividend                                -           -       (5,503)          -           -        (5,503)
Accretion of redeemable common stock              -           -          (69)          -           -           (69)
Minimum pension liability adjustment              -           -            -         (49)          -           (49)
Translation adjustment                            -           -            -           -        (122)         (122)
                                             ------   ----------    ---------    --------     ------      ---------

Balance, September 24, 2000                  $    7   $       -     $(41,113)    $  (187)     $ (671)     $(41,964)
                                             ======   ==========    =========    ========     ======      =========


          See accompanying Notes to Consolidated Financial Statements.

                             SF HOLDINGS GROUP, INC.
                             -----------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


         As used in these notes, unless the context otherwise requires, the "Company" shall refer to SF Holdings Inc. ("SF Holdings") and its subsidiaries, including Sweetheart Holdings Inc. ("Sweetheart") and The Fonda Group, Inc. ("Fonda").

         The Company is one of the largest producers of plastic and paper disposable foodservice and food packaging products in North America. In Fiscal 2000, the Company had net sales of approximately $1.3 billion. The Company sells a broad line of disposable paper, plastic and foam foodservice and food packaging products under both branded and private labels to institutional foodservice and consumer foodservice customers, including large national accounts, and participates at all major price points. The Company conducts its business through two principal operating subsidiaries, Sweetheart and Fonda and markets its products under its well recognized Sweetheart(R), Trophy(R), Sensations(R), Hoffmaster(R) and Lily(R) brands. In addition, Sweetheart designs, manufactures and leases container filling equipment for use by dairies and other food processors. This equipment is specifically designed by Sweetheart to fill and seal containers in customers' plants. One national customer of Sweetheart accounted for 11.1% of its net sales in Fiscal 2000.


1.   PRIOR YEARS RESTATEMENT

         On December 3, 1999, Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of SF Holdings pursuant to a merger (the "CEG Merger"). The companies are under common control, and therefore, the transaction has been accounted for in a manner similar to a pooling-of-interests method. The financial statements have been restated for all periods presented to include the balance sheet and results of operations of CEG (See Note 16).

         The following information presents certain income statement data of the separate companies for the periods preceding the CEG Merger:

                                                                          Nine Weeks
                                                                            Ended       Fifty Two
                                                 Fiscal       Fiscal       September   Weeks Ended
                                                  2000         1999        27, 1998   July 26, 1998
                                             ------------- ------------- ------------ -------------
Net Sales
  SF Holdings                                 $ 1,181,969   $ 1,075,465   $ 252,066     $ 536,764
  CEG                                              94,919       106,539      23,586        86,153
                                              ------------  ------------  ----------    ----------
Consolidated net sales                        $ 1,276,888   $ 1,182,004   $ 275,652     $ 622,917
                                              ============  ============  ==========    ==========

Net income (loss)
  SF Holdings                                 $    (2,418)  $   (15,174)  $  (4,853)    $   1,684
  CEG                                               2,564        (3,507)        394        (1,423)
                                              ------------  ------------  ----------    ----------
Consolidated net income (loss)                $       146   $   (18,681)  $  (4,459)    $     261
                                              ============  ============  ==========    ==========

         Sales from SF Holdings to CEG were eliminated and have been excluded from net sales as presented. Intercompany sales to CEG were $30.0 million in Fiscal 2000, $40.1 million in Fiscal 1999, $6.9 million in the 1998 Transition Period and $17.0 million in Fiscal 1998.

2.   SIGNIFICANT ACCOUNTING POLICIES

         Fiscal year end - In Fiscal 1998, the Company's Board of Directors approved a change in the Company's fiscal year from the year ended September 30 to the 52 or 53 week period ending on the last Sunday in September. Fiscal 2000 is the 52 week period ended September 24, 2000. Fiscal 1999 is the 52 week period ended September 26, 1999. The nine-week period from July 27, 1998 to September 27, 1998 (the "1998 Transition Period") has been treated as a transition period that was not part of Fiscal 1998 or Fiscal 1999. Fiscal 1998 is the 52 week period ended July 26, 1998.

         Principles of Consolidation and Translation - The financial statements include the accounts of the Company and its subsidiaries on a consolidated basis as of September 24, 2000, September 26, 1999, September 27, 1998 and July 26, 1998 for Fiscal Years 2000, 1999, the 1998 Transition Period and Fiscal 1998. Assets and liabilities denominated in Canadian dollars are translated at the rates of exchange in effect at the balance sheet date. Income amounts are translated at the average of the monthly exchange rates. The cumulative effect of translation adjustments is deferred and classified as a cumulative translation adjustment. All inter-company accounts and transactions have been eliminated.

         The Company incorporates the results of Fibre Marketing Group, LLC ("Fibre Marketing") based upon the equity method of accounting for its relative share of the profit and or loss of Fibre Marketing for the corresponding period (See Note 16).

         Cash, including Cash Equivalents, Restricted Cash and Cash in Escrow - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash overdrafts are reclassified to accounts payable and accrued payroll and related costs. Cash received as proceeds from the sale of assets is restricted to qualified capital expenditures under the terms of a lease agreement and is held in escrow with the trustee until utilized.

         Inventories - The Company accounts for inventories using the first-in first-out (FIFO) method.

         Property, Plant and Equipment - Property, plant and equipment is recorded at cost, less accumulated depreciation, and is depreciated on the straight-line method over the estimated useful lives of the assets, with the exception of property, plant and equipment acquired prior to January 1, 1991, which is depreciated on the declining balance method.

         The asset lives of buildings and fixtures range between 12 and 50 years. The asset lives of equipment range between 3 and 18 years. The asset lives of leasehold improvements range between 5 and 10 years.

         Deferred Catalog Cost and Advertising Expense - Fonda expenses the costs of advertising as incurred, except for catalog costs, which are capitalized and amortized over the expected period of future benefits. Direct response advertising consists primarily of catalogs that include order forms for Fonda's products. The everyday products catalog costs are expensed over a period of twelve months, while the spring, fall and holiday season catalog costs are amortized over periods ranging from four to six months coinciding with shipments of products.

         At September 24, 2000 and  September  26, 1999,  $215,000 and $290,000,
respectively, of unamortized catalog costs were included in other current assets. Advertising expense was $193,000 in Fiscal 2000, $101,000 in Fiscal 1999, $27,000 in the 1998 Transition Period and $451,000 in Fiscal 1998. Catalog expense was $559,000 in Fiscal 2000, $746,000 in Fiscal 1999, $165,000 in the
1998 Transition Period, and $748,000 in Fiscal 1998.

         Advanced Royalties and Minimum License Guarantees - The Company enters into licensing agreements with third parties for the right to use their designs and trademarks. Certain agreements require minimum guarantees of royalties, as well as advance payments. Advance royalty payments are recorded as other current assets and are charged to expense as royalties are earned. Minimum license guarantees are recorded as an other asset, with a corresponding payable, when the agreement is executed and are charged to expense based on actual sales. The Company charges to expense remaining advance royalties and minimum license guarantees when management determines that actual related product sales are significantly less than original estimates.

         As of September 24, 2000 and September 26,1999, the Company had $450,000 and $536,000 in minimum license guarantees and advance royalties, net of reserves, respectively. Future minimum royalty payments are $60,000 in 2001 and $187,000 thereafter.

         Revenue Recognition - Revenue is recognized upon shipment of product. Also, Sweetheart rents filling equipment to certain of its customers and recognizes this income over the life of the lease.

         Goodwill - Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired and is amortized on a straight-line basis over twenty years. The carrying value of goodwill is reviewed when facts and circumstances suggest that it may be impaired. The Company assesses its recoverability by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted projected future cash flows. Should the review indicate that goodwill is not recoverable, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of the cash flows.

         Income Taxes - Deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

         Reclassifications   -  Certain   prior   period   balances   have  been
reclassified to conform with current presentation.

         Impact of Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the statement of financial position. The Company has evaluated this process which is effective for Fiscal 2001 and has concluded that SFAS No. 133 will not have a significant impact on the financial statement presentation.

         In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial
Statements. SAB No. 101 establishes accounting and reporting standards for revenue recognition and requires that an entity not recognize revenue until it is realized or realizable and earned. The Company has evaluated this bulletin which is effective for Fiscal 2001 and has concluded that SAB No.101 will not have a significant impact on the financial statement presentation.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting fiscal years. Actual results could differ from those estimates.

3.   INVENTORIES

         The components of inventories are as follows (in thousands):

                                        September 24,          September 26,
                                            2000                   1999
                                       ---------------        ---------------
Raw materials and supplies                $  66,941               $ 51,002
Finished  products                          148,231                130,329
Work in progress                             11,485                  8,036
                                          ----------              --------
  Total inventories                       $ 226,657               $189,367
                                          =========               ========

4.   INCOME TAXES

         The  income  tax  provision  includes  the  following   components  (in
thousands):

                     ----------- --------- ----------------- ---------------
                                           Nine Weeks Ended  Fifty Two Weeks
                       Fiscal     Fiscal    September 27,     Ended July 26,
                        2000       1999         1998              1998
                     ----------- --------- ----------------- ---------------
Current-
  Federal              $ 3,749    $   (866)   $   (187)         $   5,254
  State                  1,195         423         (84)             1,712
  Foreign                  270           -           -                  -
                       --------   ---------   ---------         ---------

    Total current        5,214        (443)       (271)             6,966
                       --------   ---------   ----------        ---------

Deferred -
  Federal                 (157)     (7,515)     (3,272)            (5,095)
  State                   (943)     (1,575)       (482)              (626)
  Foreign                    -         (28)       (345)                 -
                       --------   ---------   ---------         ---------

    Total deferred      (1,100)     (9,118)     (4,099)            (5,721)
                       --------   ---------   ---------         ---------

                       $ 4,114    $ (9,561)   $ (4,370)         $   1,245
                       ========   =========   =========         =========

         The effective tax rate varied from the U.S. Federal tax rate of 35% for Fiscal 2000, 1999 and 1998 as a result of the following:

                                                Nine Weeks
                                                  Ended
                                Fiscal  Fiscal  September      Year Ended
                                 2000    1999    27, 1998    July 26, 1998
                               -------- ------ ------------- -------------

U.S. Federal tax rate              35%    35%       35%            35%

State income taxes, net of
  U.S. Federal tax impact           5      3         4           (121)
Interest on discount notes          6     (1)       (1)           (22)
Non-deductible amortization        12     (3)       (2)           (30)
Other                               3     (1)       11            (77)
                                   ---    ---       ---          ------
  Effective tax rate               61%    33%       47%          (215)%
                                   ===    ===       ===          ======

         Deferred income taxes reflect the net tax effects of net operating loss carry-forwards, tax credit carry-forwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's net deferred tax assets and liabilities are as follows:

                                                                  September 24,    September 26,
                                                                       2000             1999
                                                                 --------------- ----------------
Assets
  Purchase price allocation for property, plant and equipmen       $    397         $    400
  Capitalized inventory costs                                         2,167            1,631
  Allowance for doubtful accounts receivable                          2,747            2,150
  Employee benefits                                                   4,053            7,259
  Inventory and sales related reserves                                7,527            9,908
  Post-retirement health and pension benefits                        25,451           26,990
  Deferred gain on sale-leaseback transaction                        41,689                -
  Accreted Interest                                                  10,382            6,295
  Benefit of tax carry-forwards                                      16,455           84,470
  Other                                                                 613              536
                                                                   ---------        ---------
                                                                    111,481          139,639
Liabilities
     Depreciation                                                   (51,157)         (73,096)
     Inventory adjustments                                           (2,708)         (11,198)
                                                                   ---------        ---------
                                                                    (53,865)         (84,294)
                                                                   ---------        ---------

Net deferred tax assets                                            $ 57,616         $ 55,345
                                                                   =========        =========

         Sweetheart has net operating loss carry-forwards for income tax purposes of approximately $32 million, which will expire in 2018. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset is more likely than not.


5.   PROPERTY, PLANT AND EQUIPMENT, NET

         The Company's major classes of property, plant and equipment, net are as follows (in thousands):

                                         September 24,    September 26,
                                             2000             1999
                                        ---------------- --------------

Land & Buildings                          $ 136,548        $ 144,693
Leasehold improvements                        1,282            1,194
Machinery and equipment                     205,568          324,631
Construction in progress                     11,006            6,957
                                           ---------       ----------

  Total property, plant and equipment       354,404          477,475
                                           ---------       ----------

Accumulated depreciation                    (91,036)         (90,166)
                                           ---------       ----------
  Property, plant and equipment, net      $ 263,368        $ 387,309
                                           =========       ==========

         Depreciation expense was $43.2 million in Fiscal 2000, $50.3 million in Fiscal 1999, $12.3 million in the 1998 Transition Period and $17.4 million in Fiscal 1998. In addition, property, plant and equipment includes buildings under capital lease at a cost of $2.2 million and a net book value of $1.4 million at

September 24, 2000 and $1.5 million at September 26, 1999.

6.   ACQUISITIONS

         On May 15, 2000, Sweetheart Cup acquired Sherwood, a manufacturer of paper cups, containers and cup making equipment. Pursuant to a certain Stock Purchase Agreement among Sweetheart Cup and the stockholders of Sherwood, Sweetheart Cup acquired all of the issued and outstanding capital stock (the "Sherwood Acquisition") of Sherwood and its subsidiaries for an aggregate purchase price of $17.4 million of which $12.4 million was paid in cash, subject to post closing adjustments. As part of the purchase price, Sweetheart Cup issued to the stockholders of Sherwood promissory notes due May 2005 in an aggregate principal amount of $5.0 million and a present value of $2.9 million. Sweetheart Cup also assumed $9.3 million of Sherwood debt, which was paid in full on June 15, 2000. The Sherwood Acquisition has preliminarily resulted in goodwill as of September 24, 2000 of $11.2 million, which is being amortized over 20 years. The acquisition has been accounted for using the purchase method of accounting. Amounts and allocations of costs recorded may require adjustment based upon information coming to the attention of the Company that is not currently available. The consolidated financial statements of the Company include the activity for Sherwood from May 15, 2000 to September 24, 2000. The inclusion of this acquisition within the financial statements presented had a minimal impact on the Company's results.

         On March 12, 1998, the Company acquired 90% of the total outstanding common stock, including 48% of the voting stock, of Sweetheart, a manufacturer of disposable food service and food packaging products, for $125 million (the "Sweetheart Investment"), plus transaction fees and expenses of approximately $4.5 million. The aggregate purchase price consisted of $88 million in cash, a demand promissory note of $7 million (which was satisfied immediately following the consummation of the Sweetheart Investment) and $30 million of exchangeable preferred stock (see Note 13). The excess of the purchase price over the Company's preliminary evaluation of the fair value of the net assets acquired was $74 million and has been recorded as goodwill.

         The following summarized, unaudited pro forma results of operations assume the Fiscal 1998 acquisition occurred as of the beginning of the year (in thousands),

                                                        Fifty Two
                                                       Weeks Ended
                                                      July 26, 1998
                                                      -------------
Net sales                                              $ 1,195,709
Loss before extraordinary loss                         $   (38,810)

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

         In January 1998, Fonda acquired certain net assets of Leisureway, Inc., a manufacturer of white paper plates, for $7.2 million including deferred payments of $0.3 million and acquisition costs. The excess of the purchase price over the Fonda's evaluation of the fair value of the net assets acquired was $7.1 million and has been recorded as goodwill.

         The above acquisition has been accounted for under the purchase method and the results have been included in the consolidated statements of operations since the respective date of acquisition. Goodwill amortization was $1.0 million in Fiscal 2000, $1.2 million in Fiscal 1999, $0.2 million in the 1998 Transition Period and $1.0 million in Fiscal 1998. Accumulated amortization was $4.0 million and $3.0 million at September 24, 2000 and September 26, 1999, respectively. The inclusion of this acquisition within the financial statements presented had a minimal impact on the Company's results.


7.   OTHER ASSETS

         The components of other assets are as follows (in thousands):

                                  September 24,    September 26,
                                      2000             1999
                                  -------------    -------------

Debt issuance costs, net of
     accumulated amortization        $ 10,786         $ 11,912
Notes receivable                            -            4,084
Intangible asset                        1,902            1,909
Prepaid assets                          3,076              989
Other                                   4,140            5,083
                                     --------         --------

  Total other assets                 $ 19,904         $ 23,977
                                     ========         ========

         Amortization of debt issuance costs totaled $3.7 million in Fiscal 2000, $3.9 million in Fiscal 1999, $0.4 million in the 1998 Transition Period and $1.6 million in Fiscal 1998.


8.   OTHER CURRENT LIABILITIES

         The components of other current liabilities are as follows (in thousands):

                                     September 24,       September 26,
                                         2000                1999
                                     ---------------     -------------

Sales allowances                        $ 19,054           $ 16,967
Litigation, claims and assessments
  (See Note 24)                            9,288             20,004
Deferred rent payable                      8,631                  -
Taxes, other than income taxes             3,295              4,434
Interest payable                           3,167              5,615
Medical & other insurance                  1,565              1,060
Freight                                    1,467              1,554
Other                                      9,647              8,635
                                         -------           --------
  Total other current liabilities       $ 56,114           $ 58,269
                                        ========           ========

9.   DEFERRED GAIN ON SALE OF ASSETS

         In connection with a sale-leaseback transaction, on June 15, 2000, Sweetheart Cup and Sweetheart Holdings Inc. sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas for a fair market value of $212.3 million to several owner participants. Pursuant to a lease dated as of June 1, 2000 ("the Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), Sweetheart Cup will lease such production equipment from State Street, as owner trustee for several owner participants, through November 9, 2010. The associated property, plant and equipment was removed from the balance sheet and a deferred gain of $107.0 million was recorded and will be amortized over 125 months which is the term of the Lease. Annual rental payments under the Lease will be approximately $32.0 million.


10.  LONG-TERM OBLIGATIONS

         Long-term debt, including amounts payable within one year, is as follows (in thousands):

                                          September 24,  September 26,
                                              2000           1999
                                          -------------  ------------------

U.S. Credit Facility                       $ 102,249       $ 84,476
Fonda Revolving Credit Agreement              40,710         11,710
Canadian Credit Facility                      10,320          9,416
10.5% Senior Subordinated Notes              110,000        110,000
Sherwood Industries Notes                      3,541              -
Other - Fonda                                  1,168          1,733
Fonda Senior Subordinated Notes              120,000        120,000
SF Holdings Discount Notes                   104,245         92,018
CEG Debt                                           -         39,046
9.625% Senior Secured Notes                        -        190,000
                                           ----------     ----------
     Total debt                              492,233        658,399

Less - Current portion of long-term debt     (57,266)      (277,693)
                                           ----------     ----------

     Total long-term debt                  $ 434,967      $ 380,706
                                           ==========     ==========

         The aggregate annual maturities of long-term debt at September 24, 2000 are as follows (in thousands):

 Fiscal 2001                                          $  57,266
 Fiscal 2002                                              5,120
 Fiscal 2003                                            115,122
 Fiscal 2004                                              5,128
 Fiscal 2005 and thereafter                             309,597
                                                    -----------
                                                      $ 492,233
                                                    ===========

         U.S. Credit Facility - On June 15, 2000, Sweetheart's revolving credit facility (the "U.S. Credit Facility") was amended and restated to extend the maturity of the $135 million revolving credit facility, subject to borrowing base limitations, through June 15, 2005 and to add a term loan of $25 million that requires equal monthly principal payments of $0.4 million through June 2005. Both the term loan and the revolving credit facility have an accelerated maturity date of July 1, 2003 if Sweetheart's Senior Subordinated Notes due September 1, 2003 are not refinanced before June 1, 2003. Borrowings under the revolving credit facility will now bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.00% or (ii) a bank's base rate plus 0.25%, plus certain other fees. Borrowings under the term loan will bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. In Fiscal 2000, the weighted average annual interest rate for the U.S. Credit Facility was 9.57%. The credit facility is collateralized by Sweetheart's inventories and receivable with the term loan portion of the credit facility further collateralized by certain production equipment. As of September 24, 2000, $56.1 million was available under such facility. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments.

         The indebtedness of Sweetheart Cup under the U.S. Credit Facility is guaranteed by Sweetheart Holdings and secured by a first priority perfected security interest in inventory, accounts receivable and all proceeds of the foregoing of Sweetheart Cup, a first priority security interest, shared with the sale-leaseback owner participants, in Shared Collateral (as defined in the U.S. Credit Facility to include primarily all capital stock owned by Sweetheart Holdings and Sweetheart Cup and of each of their respective present and future direct subsidiaries, all inter-company indebtedness payable to Sweetheart Holdings or Sweetheart Cup by Sweetheart Holdings, Sweetheart Cup or their respective present and future subsidiaries, and any proceeds from business interruption insurance) and a first priority perfected security interest in certain equipment.

         The U.S. Credit Facility contains various covenants that limit, or restrict, among other things, indebtedness, dividends, leases, capital expenditures and the use of proceeds from asset sales and certain other business activities. Additionally, Sweetheart must maintain on a consolidated basis, certain specified ratios at specified times, including, without limitation, maintenance of minimum fixed charge coverage ratio. Sweetheart is currently in compliance with all covenants under the U.S. Credit Facility. The U.S. Credit Facility provides for partial mandatory prepayments upon the sale of equipment collateral unless net proceeds are used to purchase replacement collateral and full repayment upon any change of control (as defined in the Agreement).

         Fonda Revolving Credit Agreement - On January 12, 2000, Fonda's revolving credit facility was amended to increase the revolving facility to $55 million, subject to borrowing base limitations and collateralized by eligible accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. On February 28, 2000, Fonda's revolving credit facility was amended to extend the maturity through September 30, 2001. Borrowings are available at the bank's prime rate plus 0.25% or at LIBOR plus 2.25% at the election of Fonda. At September 24, 2000, $40.7 million was outstanding and $14.3 million was the maximum remaining advance available based upon eligible collateral. Although Fonda intends to refinance this debt, there can be no assurances that Fonda will be able to obtain such refinancing on terms and conditions acceptable to Fonda.

         Canadian Credit Facility - A Canadian subsidiary has a Credit Agreement (the "Canadian Credit Facility"). which provides for a term loan facility of up to Cdn $10 million and a revolving credit facility of up to Cdn $10 million. Term loan borrowings under the Canadian Credit Facility are payable quarterly through May 2001 and revolving credit and term loan borrowings have a final maturity date of June 15, 2001. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily Cups, a subsidiary of Sweetheart Cup, and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings and an index rate plus 2.50% with respect to the term loan borrowings. As of September 24, 2000, Cdn $1.8 million (approximately $1.2 million) was available under the Canadian Credit Facility. Sweetheart intends to refinance this debt prior to its maturity however, there can be no assurances that it will be able to obtain such refinancing on terms and conditions acceptable to the Sweetheart.

         Senior   Subordinated  Notes  -  Sweetheart  Cup  is  the  obligor  and
Sweetheart Holdings the guarantor with respect to $110 million of Senior Subordinated Notes.

         The Senior Subordinated Notes bear interest at 10.50% per annum, payable semi-annually in arrears on March 1 and September 1 and mature on September 1, 2003. The Senior Subordinated Notes are subject to redemption at the option of Sweetheart, in whole or in part, at the redemption price (expressed as percentages of the principal amount), plus accrued interest to the redemption date, at a call premium of 101.313% until September 1, 2001 and 100% thereafter. The Senior Subordinated Notes are subordinate in right of payment to the prior payment in full of all borrowings under the U.S. Credit Facility, all obligations under the Lease, and all other indebtedness not otherwise prohibited.

         The Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens and certain other business activities.

         Sherwood Industries Notes - As part of the Sherwood Acquisition on May 15, 2000, Sweetheart Cup issued to the stockholders of Sherwood promissory notes due May 2005 in an aggregate principal amount of $5.0 million and a present value of $2.9 million.

         Fonda Senior Subordinated Notes - In 1997, Fonda issued $120 million of 9-1/2% Series A Senior Subordinated Notes due 2007 (the "Notes") with interest payable semi-annually. Payment of the principal of, and interest on, the Notes is subordinate in right of payment to Senior Debt (as defined therein), which includes the revolving credit facility. The principal amount of the Notes is payable on February 28, 2007. Fonda may, at its election, redeem the Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.750% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The Notes provide that upon the occurrence of a change of control (as defined therein), the holders thereof will have the option to require the redemption of the Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

         SF Holdings Discount Notes - On March 12, 1998, the Company issued units consisting of $144 million aggregate principal amount at maturity of 12 3/4% Senior Secured Discount Notes due 2008 (the "Discount Notes") and 288,000 shares of Class C Common Stock for net proceeds of $77.5 million. Until March 15, 2003, accrued interest on the Discount Notes will not be paid but will accrete semi-annually, thereby increasing the carrying value of the Discount Notes. The fair value of such Class C Common Stock ($2.4 million) at the date of issuance was recorded as common stock and paid-in capital with a corresponding reduction in the carrying value of the Discount Notes. The resulting discount, as well as $4.5 million of financing fees included in other assets, is being amortized as additional interest expense over the term of the Discount Notes.

         CEG Debt - In conjunction with the CEG Asset Purchase Agreement, CEG retired its long term debt during Fiscal 2000. At September 26, 1999 the long term debt consisted of (i) a $22.8 million revolving line of credit, (ii) a $10.0 million senior subordinated notes and (iii) a $5.4 million junior subordinated note.

         Senior Secured Notes - On June 15, 2000, Sweetheart issued a redemption notice to the holders of its Senior Secured Notes due September 1, 2000. In connection therewith, Sweetheart paid $190.0 million plus accrued interest with the U.S. Trust Company of New York in settlement of the Senior Secured Notes.

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


11.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments included in current assets and current liabilities approximate their estimated fair value because of the relatively short maturities of these instruments. Long-term debt instruments, other than the Company's Senior Secured Discount Notes, Sweetheart's Senior Subordinated Notes and Fonda's Senior Subordinated Notes have variable interest rates that fluctuate along with current market conditions and thus the carrying value approximates their fair value.

         The following are the fair values of the Company's, Sweetheart's and Fonda's notes, based on independent third party information.

         The fair value of the SF Holdings Notes are estimated to be $6.4 million lower than the carrying value at September 24, 2000 and $6.4 million lower than the carrying value at September 26, 1999.

         The fair value of Sweetheart's Senior Subordinated Notes are estimated to be $7.7 million lower than the carrying value at September 24, 2000 and $12.1 million lower than the carrying value at September 26, 1999.

         The fair value of the Fonda's Senior Subordinated Notes is estimated to be $15.6 million lower than the carrying value at September 24, 2000 and $20.4 million lower than the carrying value at September 26, 1999.


12.  OTHER  LIABILITIES

         The components of other liabilities are as follows (in thousands):

                                         September 24,   September 26,
                                              2000           1999
                                         -------------   -------------

Post-retirement health care benefits
  (See Note 21)                            $ 47,965        $ 46,792
Pensions (See Note 21)                        5,648          10,508
Prepaid vendor credits                          750           1,500
Other                                         3,148           3,838
                                           --------        --------

  Total other liabilities                  $ 57,511        $ 62,638
                                           ========        ========

13.  PREFERRED STOCK

         Exchangeable Preferred Stock

         On March 12, 1998, the Company issued units consisting of $30 million of 13 3/4% Exchangeable Preferred Stock due 2009 (the "Exchangeable Preferred") and 11,100 shares of Class C Common Stock. Until March 15, 2003, cumulative dividends on the Exchangeable Preferred are paid quarterly, at the Company's option, subject to certain restrictions, either in cash or by the issuance of additional shares of Exchangeable Preferred. Thereafter, dividends will be payable in cash, subject to certain exceptions. The fair value of such Class C Common Stock($0.9 million) at the date of issuance was recorded as common stock and paid-in capital with a corresponding reduction in the carrying value of the Exchangeable Preferred. The resulting discount is being amortized as additional preferred stock dividends over the term of the Exchangeable Preferred. The Exchangeable Preferred is exchangeable at the Company's option into 13 3/4% subordinated notes due March 15, 2009.

         As of December 21, 2000, all cumulative dividends on the Exchangeable Preferred have been paid by the issuance of additional shares of Exchangeable Preferred. The value of the Exchangeable Preferred, was $41.8 million and $36.3 million as of September 24, 2000 and as of September 26, 1999, respectively. The Exchangeable Preferred is not entitled to any vote, except as required in the Company's certificate of incorporation and provided by law.

         Preferred Stock Class B

         On March 12, 1998, the Company authorized 100,000 shares of Preferred Stock Class B, $.001 par value. On March 12, 1998, 15,000 shares of Class B Series 1 preferred stock, $.001 par value, were issued to CEG in consideration for a $15 million investment. On December 3,1999, 15,000 shares of Class B Series 2 preferred stock were issued in connection with the merger with CEG in consideration for 87% of shares of CEG's common stock with a liquidation value of $15 million.

         The Class B Series 1 and Series 2 preferred stock are not entitled to receive dividends. The holder of Class B Series 1 preferred stock is not entitled to any vote, except as otherwise provided by law. The holders of Class B Series 2 preferred stock are entitled to one vote for each share held in all matters voted on by the shareholders. Each series of preferred stock is convertible, at any time, into 133,494 shares of Class A Common Stock and is required to be redeemed on March 13, 2010, provided funds are legally available for such purposes.


14.  MINORITY INTEREST IN SUBSIDIARIES

         Minority interest represents 10% and 13% of the total common stock interest in Sweetheart and CEG, respectively, not owned by the Company. The 10% minority interest in Sweetheart is held by the 52% voting stockholders, based on historical cost as of March 12, 1998, and as adjusted to September 24, 2000 to reflect such stockholders' interest in Sweetheart's net income.


15.  STOCKHOLDERS' EQUITY AND REDEEMABLE COMMON STOCK

         On March 12, 1998, in conjunction with the merger, each share of Class A and Class B common stock of Fonda, and options and warrants to purchase such shares, were converted into 47.6766 shares of Class A or Class B Common Stock of the Company, respectively.

         In Fiscal 1998, Fonda's Board of Directors granted the Company's Chief Executive Officer and majority stockholder options to purchase shares of Class A Common Stock at an option price equal to the current market value. In conjunction with the merger, such options were converted into options to purchase 71,515 shares of Class A Common Stock of SF Holdings. The proforma effect of such options on compensation expense, as required by SFAS No. 123, was less than $.1 million in each of Fiscal 2000, Fiscal 1999, the 1998 Transition period and Fiscal 1998.

         In Fiscal 1999, the Company completed a one for ten reverse stock split on Common Stock Classes A, B, and C. Shareholders' equity, adjusted for such conversion consists of the following (in thousands, except share data):

                                                                                September 24,  September 26,
                                                                                    2000           1999
                                                                                -------------  -------------
Common Stock Class A, $.001 par value, 1,500,000 shares
  authorized, 562,583 issued and outstanding in 2000 and 1999                            6              6
Common Stock Class B, $.001 par value, 100,000 shares authorized,
  56,459 issued and outstanding in 2000 and 1999                                         1              1
Common Stock Class C, $.001 par value, 200,000 shares authorized,
  39,900 issued and outstanding in 2000 and 1999                                         -              -
Paid-in Capital                                                                          -          3,357
Retained earnings (deficit)                                                        (41,113)       (24,044)
Minimum pension liability                                                             (187)          (138)
Translation adjustment                                                                (671)          (549)
                                                                                 ----------     ----------
                                                                                 $ (26,964)     $ (21,367)
                                                                                 ==========     ==========

         The rights of holders of Class A, Class B, and Class C Common Stock are identical except as to voting and conversion rights. The Class A Common Stock is entitled to one vote per share and has no cumulative voting rights in election of directors. The Class B Common Stock is entitled to one-tenth of a vote per share and shall vote together with Class A Common Stock as a single class; provided, however, that the vote of the holders of a majority of shares of Class B Common stock shall be required for the amendment or modification of the Company's certificate of incorporation in any way that would adversely affect the rights of the Class B Common Stock. The Class C Common Stock is not entitled to any vote whatsoever, except to the extent provided by law. The Class B Common Stock may, at any time, be converted into Class A Common Stock at the option of the holder other than a " Non-Converting Holder" (as identified in the certificate of incorporation), or at the option of any Non-Converting Holder concurrently with a sale or other transfer of Class B Common Stock to any person, other than a Non-Converting Holder. The Class C Common Stock may, following an under written public offering of common stock, be converted into Class A Common Stock at the option of the holder, or at the option of the Company.

         All common stockholders are entitled , among other things, (I) to share ratably in dividends and (ii) in the event liquidation, distribution or a sale of assets, dissolution or winding-up of the Company, to share ratably in the distribution of assets legally available therefor.

         Prior to the merger, Fonda paid $9.8 million in fiscal 1998 and $.2 million in Fiscal 1997 to repurchase shares of its then outstanding Class A Common Stock and its Class A Common Stock subject to redemption agreement ("Redeemable Common") from its stockholders. The repurchase of the Redeemable Common for less than the present value of the liquidation amount as of the date of repurchase resulted in a credit to retained earnings in Fiscal 1997. In conjunction with the merger, the treasury stock was canceled and the outstanding Redeemable Common were converted into shares of redeemable common stock of SF Holdings and the book value of the Redeemable Common at that date was credited to retained earnings.

         On September 14, 2000, Fonda terminated the Stock Appreciation Unit Plan (the "SAR Plan") effective as of October 1, 1999. In total, 24,780 SARs were redeemed at a total cost to the Company of $0.5 million. The SAR Plan had provided for the granting of up to 200,000 units to key executives of the Company. A grantee was entitled to the appreciation in a unit's value from the date of the grant to the date of its redemption. Unit value was based upon a formula consisting of net income (loss) and book value criteria and grants vested over a five-year period. The Company granted 15,560 units in Fiscal 1998 and 10,980 units in Fiscal 1997 at an aggregate value on the date of grant of $0.9 million and $0.4 million, respectively. There were no units granted in Fiscal Years 2000 or 1999. The Company recorded compensation expense of $0.5 million in Fiscal 1998 and $0.1 million in Fiscal 1997. No compensation expense was required to be recorded in Fiscal Years 2000, 1999 or in the 1998 Transition Period. As of September 20, 2000, all vested units have been redeemed.


16.  RELATED-PARTY TRANSACTIONS

         All of the affiliates referenced below are directly or indirectly under the common ownership of the Company's Chief Executive Officer (CEO).

         Fonda leases a building in Jacksonville, Florida from Dennis Mehiel, CEO, on terms Fonda believes are no less favorable than could be obtained from independent third parties and were negotiated on an arm's length basis. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, Mr. Mehiel can require Fonda to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, Fonda terminated its operations at this facility and is currently subleasing the entire facility. Four M subleased a portion of this facility through May 1998 and again from October 1999 through February 2000. Rent expense, net of sublease income on the portion of the premises subleased to Four M during Fiscal 2000 was less than $0.2, and through May 1998 was $0.1 million in Fiscal 1999, less than $0.1 million in the 1998 TP, and $0.1 million in Fiscal 1998.

         On December 3, 1999, CEG became an 87% owned subsidiary of the Company pursuant to a merger. In connection with the merger, 87% of CEG's common stock was exchanged for 15,000 shares of Class B Series 2 Preferred Stock of the Company. On December 6, 1999, pursuant to the CEG Asset Purchase Agreement, Fonda purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights, and customer lists. In addition, pursuant to the CEG Asset Purchase Agreement, Fonda purchased certain inventory of CEG. The aggregate purchase price for the intangible assets and the inventory is $41 million ($16 million for the intangible assets and $25 million for the inventory), payable in cash, the cancellation of certain notes and warrants, and the assumption of certain liabilities. Pursuant to the agreement, Fonda also acquired other CEG assets in exchange for outstanding trade payables owed to Fonda by CEG. In connection with this agreement, Fonda canceled all other agreements with CEG. As a result of the CEG Asset Purchase Agreement, Fonda markets, manufactures and distributes disposable party goods products directly to the specialty (party) channel of the consumer foodservice market. Independent appraisals were obtained to determine the fairness of the purchase price for such assets. Fonda believes the terms on which it purchased such assets are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

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

         During Fiscal 1998, the Fonda purchased a 38.2% ownership interest in Fibre Marketing from a director of Fonda for $0.2 million. Four M is also a member of Fibre Marketing. Fonda granted Sweetheart the right to acquire 50% of it's interest in Fibre Marketing for $0.1 million. During Fiscal 2000, Fonda sold a 13.2% interest in Fibre Marketing to Mehiel Enterprises, Inc. for $0.1 million, retaining a 25% ownership interest in Fibre Marketing. Fonda believes that the terms on which it purchased and sold such interest are at least as favorable as those it could otherwise have obtained from an unrelated third party and were negotiated on an arm's length basis.

         During the fourth quarter of Fiscal 2000, Sweetheart entered into a lease agreement with D&L Development, LLC, an entity in which the Company's CEO has an interest, to lease a warehouse facility in Hampstead, Maryland. In Fiscal 2000, rental payments under this lease were $0.7 million. Annual rental payments under the 20-year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

         In November 2000, Sweetheart began leasing a facility from D&L Andover Property, LLC, an entity in which the Company's CEO has an interest. Annual rental payments under the 20-year lease are $1.5 million in the first year, which escalates at a rate of 2% each year thereafter.

         During Fiscal 2000, the Company sold $7.4 million of scrap paper to Fibre Marketing. Included in accounts receivable as of September 24, 2000 is $1.3 million due from Fibre Marketing. Other sales to affiliates during Fiscal 2000 were not significant.

         During Fiscal 2000, the Company purchased $9.7 million of corrugated containers from Box USA Holdings, Inc. ("Box USA"), $0.2 million of other services from Four M Corporation ("Four M") and $0.9 million of travel services from Emerald Lady, Inc.. Included in accounts payable, as of September 24, 2000, is $0.1 million due to Box USA. Other purchases from affiliates during Fiscal 2000 were not significant.

         During Fiscal 1999, the Company sold $4.1 million of scrap paper to Fibre Marketing. Included in accounts receivable as of September 26, 1999 is $1.1 million due from Fibre Marketing. Other sales to affiliates during Fiscal 1999 were not significant.

         During Fiscal 1999, the Company purchased $7.9 million of corrugated containers from Box USA and $0.9 million of travel services from Emerald Lady, Inc.. Included in accounts payable, as of September 26, 1999, is $0.5 million due to Box USA. Other purchases from affiliates during Fiscal 1999 were not significant.

         At September 24, 2000, the Company had loans receivable from its Chief Executive Officer totaling $275,000 plus accrued interest at 10%. This loan is payable upon demand. During Fiscal 1999, the Company also had a $150,000 loan receivable with another executive officer plus accrued interest at 5.39% which was paid in full in June 1999.

         SF Holdings and Fonda intend to file consolidated Federal income tax returns, and pursuant to a tax sharing agreement, Fonda will pay SF Holdings its allocable share of the consolidated group's consolidated Federal income tax liability, which, in general, will equal the tax liability Fonda would have paid if it had filed separate tax returns.


17.  LEASE COMMITMENTS

         The Company leases certain transportation vehicles, warehouse and office facilities and machinery and equipment under both cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by the Company. Rent expense under such arrangements totaled $34.8 million, $26.1 million, $4.8 million and $8.3 million for Fiscal Years 2000, 1999 1998 Transition Period and 1998, respectively. Future minimum rental commitments under non-cancelable operating leases in effect at September 24, 2000 are as follows (in thousands):

Fiscal 2001                                          $  53,077
Fiscal 2002                                             50,819
Fiscal 2003                                             47,707
Fiscal 2004                                             44,766
Fiscal 2005                                             42,592
Fiscal 2006 and thereafter                             238,808
                                                     ---------

                                                     $ 477,769
                                                     =========

         Fonda leases a warehouse facility in Williamsburg, Pennsylvania which is being accounted for as a capital lease. The term of this lease is 15 years, expiring in Fiscal 2005. The initial cost of the lease was $2.2 million and the net capital lease value is $1.4 million as of September 24, 2000 and was $1.5 million as of September 26, 1999. The future minimum lease payments are $0.2 million in Fiscal 2001, $0.1 million in Fiscal 2002, $0.2 million in Fiscal 2003, $0.1 million in Fiscal 2004 and $0.1 million in Fiscal 2005. The present value of the future minimum lease payments is $0.6 million.

         In connection with a sale-leaseback transaction, on June 15, 2000, Sweetheart Cup and Sweetheart Holdings sold certain production equipment located in Owings Mills, Maryland; Chicago, Illinois; and Dallas, Texas for a fair market value of $212.3 million to several owner participants.

         Pursuant to the Lease dated as of June 1, 2000 between Sweetheart Cup and State Street, Sweetheart Cup will lease such production equipment from State Street, as owner trustee for several owner participants through November 9, 2010. Sweetheart Cup may renew the Lease at its option for up to four consecutive renewal terms of two years each. Sweetheart may also purchase such equipment for fair market value either at the conclusion of the Lease term or November 21, 2006, at its option. Sweetheart's obligations in connection with the Lease are collateralized by substantially all of Sweetheart's property, plant and equipment owned as of June 15, 2000. This lease contains various covenants, which prohibit, or limit, among other things dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness and certain other business activities.

         Sweetheart is accounting for this transaction as an operating lease, expensing the $32.0 million annualized rental payments and removing the property, plant and equipment sold from its balance sheet. A deferred gain of $107.0 million was realized from this sale and will be amortized over 125 months, which is the term of the Lease.

18.  OTHER EXPENSE (INCOME)

         In Fiscal 2000, the Company paid a $0.7 million management fee to American Industrial Partners Capital Fund, L.P. ("AIP"), an owner of Sweetheart and accrued a $1.4 million expense in connection with the Aldridge liability. The Company also realized a $0.7 million gain on the sale of a warehouse facility in Owings Mills, Maryland and a $2.8 million gain due to the amortization of the deferred gain in conjunction with the sale-leaseback transaction. These gains were partially offset by a one-time write-off of a $1.0 million unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business due to the bankruptcy of the borrower. A $0.2 million loss was incurred as a result of the sale of a building in St. Albans, Vermont and various pieces of machinery and equipment.

         In Fiscal 1999, the Company paid a $0.8 million management fee to AIP. Sweetheart sold certain of its paper plate and paper cup equipment at a net gain of $0.4 million and consolidated a facility in Canada resulting in a $0.8 million gain on the sale of duplicate assets.

         In Fiscal 1998, the Company paid a $0.6 million management fee to AIP. On March 24, 1998, Fonda consummated an agreement to sell substantially all of the fixed assets and certain related working capital of its specialty and deep tone tissue mill (the "Mill"). In addition, on July 1, 1998, Fonda consummated an agreement with the owner of the co-generation facility at the Mill, whereby the owner of such facility terminated its obligation to supply steam to the Mill and to make certain land lease payments. As a result of these transactions, Fonda realized net proceeds of $38.5 million and recorded a gain of $15.9 million, which was included in other income, net. Net proceeds included a $3.7 million note receivable (included in other assets) from the disposition of the Mill, due in March 2008, with 5.7% interest payable in the form of additional notes receivable. Pursuant to an asset sale covenant under the indenture covering the Notes, Fonda reinvested approximately $10 million of such net proceeds in fixed assets within 270 days of such disposition.


19.  RESTRUCTURING CHARGE (CREDIT)

         During the quarter ended March 26, 2000, Sweetheart established a restructuring reserve of $0.7 million in conjunction with the planned elimination of Sweetheart's centralized machine shop operation from which 53 positions would be eliminated. During the quarter ended, September 24, 2000, Sweetheart reversed $0.2 million of this reserve as a result of 12 employees being placed into open positions within Sweetheart. Approximately $0.1 million of the restructuring reserve remained at September 24, 2000, which Sweetheart expects to utilize through December 2000. A restructuring charge of $0.7 million was incurred in Fiscal 2000 due to the initiation of a restructuring exit activity for the November 2000 closing of the Maspeth, New York facility which will result in the elimination of 130 positions. This amount is recorded as part of other current liabilities on the balance sheet.

         In the quarter ended March 31, 1998, Sweetheart reduced its salaried workforce by approximately 15% and hourly workforce by less than 5%. In connection with such plans, Sweetheart recognized $5.1 million of charges for severance and related costs, of which $1.4 million of cash expenditures remained unpaid as of September 27, 1998. During Fiscal 1999, Sweetheart paid $1.0 million of severance and related costs. In addition, $0.4 million of the restructuring reserve was decreased as the restructuring plan was completed.

         In May 1998, Fonda decided to close its administrative offices in St. Albans, Vermont and relocate such offices, including its principal executive offices, to Oshkosh, Wisconsin. Fonda accrued $0.5 million in 1998 for severance and other costs relating to such relocation which was spent in Fiscal 1999. Also, in Fiscal 1998, Fonda initiated a restructuring exit activity of $1.3 million for the closure of a manufacturing facility in Indianapolis, Indiana.

         In Fiscal 1998, Sweetheart recognized certain non-recurring charges, consisting primarily of $4.4 million of financial advisory and legal fees associated with the SF Holdings Investment, $3.7 million of severance expenses as a result of the termination of certain officers of the Company pursuant to executive separation agreements and retention plans for certain key executives, $3.4 million of expense based on actuarial estimates associated with pending litigation and asset write-downs of $1.8 million associated with the sale of the Riverside, California facility. These expenses were offset in part by the $3.3 million gain on the sale of the bakery business.

         In the quarter ended March 31, 1998, Sweetheart decided to rationalize certain product lines. As a result, the Company evaluated the recoverability of the carrying value of the equipment and other assets utilized for such product lines, which resulted in a $5.0 million charge to write-down the assets to their fair market value.

         In the quarter ended September 30, 1997, Sweetheart adopted a restructuring plan designed to improve efficiency and enhance its competitiveness. Restructuring charges of $9.7 million were recognized, consisting of cash charges primarily related to severance costs, as well as costs to close and exit the Riverside facility. Including the unspent portion of these charges, Sweetheart had total restructuring reserves of $13.2 million classified as "Other current liabilities" as of September 30, 1997. During Fiscal 1998, Sweetheart paid $8.8 million of severance, plant closure and related costs. In addition, $4.2 million of the restructuring reserve was decreased due to a change in the restructuring plan as a result of a change in senior management in connection with the SF Holdings Investment. During Fiscal 1999, Sweetheart paid $0.1 million of severance and related expenses. In addition, $0.1 million of the restructuring reserve was decreased as the restructuring plan was completed.


20.  EXTRAORDINARY LOSS

         During Fiscal 2000, in conjunction with the redemption of Sweetheart's Senior Secured Notes and the refinancing of the U.S. Credit Facility, Sweetheart charged $0.5 million, or $0.3 million net of income tax benefit, to results of operations as an extraordinary item, which amount represents the unamortized deferred financing fees, prepaid interest and redemption fees pertaining to such debt.

         In conjunction with the CEG Asset Purchase Agreement, CEG retired its long-term debt. As a result, CEG charged $0.9 million, or $0.5 million net of income tax benefit, to results of operations as an extraordinary item. This amount represented the unamortized deferred financing fees and to other expenses pertaining to such debt.

21.  EMPLOYEE BENEFIT AND POST-RETIREMENT HEALTH CARE PLANS

         Sweetheart sponsors various defined benefit post-retirement health care plans that cover substantially all full-time employees. The plans, in most cases, pay stated percentages of most medical expenses by retirees after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants generally become eligible after reaching age 60 with ten years of service. The majority of such plans are contributory, with retiree contributions adjusted annually. Sweetheart does not fund the plans. Both Sweetheart and Fonda provide certain union and non-union employees with retirement and disability income benefits under defined pension plans. Pension costs are based upon the actuarially determined normal costs plus interest on and amortization of the unfunded liabilities. The benefits for participants in Fonda's non-union pension plans are frozen. In Fiscal 1999, the assets and obligations of a pension plan for a significant number of the Company's union employees were transferred to a multi-employer pension plan resulting in a $.2 million credit to income. The Company's policy is to annually fund the minimum contributions required by applicable regulations.

         A majority of the Company's employees ("Participants") are covered under a 401(k) defined contribution plan. In addition, the Company is allowed to make discretionary contributions. Costs charged against operations for this defined contribution plan were $10.7 million, $7.1 million, $1.1 million and $2.1 million for Fiscal 2000, Fiscal 1999, the 1998 Transition Period and Fiscal 1998 respectively. Certain employees are covered under defined benefit plans. Certain benefits under the plans are generally based on fixed amounts for each period of service.

         Net periodic cost for the Company's pension and other benefit plans consists of the following (in thousands):

                                 -------------------------------------------
                                                    Nine Weeks    Fifty Two
                                                      Ended      Weeks Ended
                                  Fiscal   Fiscal   September       July
                                   2000     1999     27, 1998     26, 1998
                                 -------------------------------------------

Pension Benefits
Service Cost                     $   971  $ 1,400   $    295       $   667
Interest Cost                      4,481    4,527      1,047         1,675
Return on plan assets             (4,819)  (4,662)      (798)       (1,721)
Net amortizations and deferrals       64      310       (295)          104
                                 -------  --------  ---------      --------
     Net periodic pension cost   $   697  $ 1,575   $    249       $   725
                                 -------  --------  ---------      --------
Other Benefits
Service Cost                      $  874  $ 1,071     $ 235        $   340
Interest Cost                      3,212    3,347       886          1,052
Net amortizations and deferrals     (383)       -         -            (41)
                                 -------  --------  ---------      --------
     Net periodic benefit cost   $ 3,703  $ 4,418   $  1,121       $ 1,351
                                 -------  --------  ---------      --------

         The following table sets f the change in benefit obligation for the Company's benefit plans (in thousands):

                                                      Pension Benefits                  Other Benefits
                                                      ----------------                  --------------
                                                September 24,   September 26,    September 24,   September 26,
                                                    2000            1999             2000            1999
                                                -------------   -------------    -------------   -------------
Change in benefit obligation:
Benefit obligation at beginning of period         $ 60,932       $  66,012        $  42,682       $  48,927
Service cost                                           971           1,466              874           1,071
Interest cost                                        4,481           4,619            3,212           3,347
Amendments                                               -             202                -          (3,520)
Actuarial (gain) or loss                            (3,208)         (3,862)          (2,641)         (4,962)
Benefits paid                                       (3,671)         (3,648)          (2,413)         (2,181)
Transfer to multi-employer plan                          -          (3,857)               -               -
                                                  ---------      ----------     ------------      ----------
  Benefit obligation at end of period             $ 59,505       $  60,932        $  41,714       $  42,682

Change in plan assets:
Fair value of plan assets at beginning of
  period                                          $ 48,357       $  44,810        $       -       $       -
Actual return on plan assets                         3,860           6,268                -               -
Employer contributions to plan                       4,945           4,592            1,921           1,746
Participant contributions to plan                        -               -              492             435
Benefits paid                                       (3,671)         (3,648)          (2,413)         (2,181)
Transfer to multi-employer plan                          -          (3,665)               -               -
                                                  ---------      ----------     ------------      ----------
  Fair value of plan assets at end of period      $ 53,491         $48,357        $       -       $       -

Funded status                                       (6,014)       $(12,575)       $ (41,714)      $ (42,682)
Unrecognized prior service cost                        372             454           (3,138)         (3,520)
Unrecognized (gain) loss                            (4,040)         (1,762)          (6,704)         (4,064)
                                                  ---------      ----------     ------------      ----------
   Net liability recognized                       $ (9,682)      $ (13,883)       $ (51,556)      $ (50,266)
                                                  ---------      ----------     ------------      ----------

         The following sets forth the amounts recognized in the Consolidated Balance Sheets:


                                                    Pension Benefits
                                                    ----------------
                                             September 24,    September 26,
                                                 2000             1999
                                            ---------------  --------------
Funded status                                  $ (6,014)       $ (12,575)
Intangible asset                                    184              191
Other (gain) loss                                (4,164)          (1,729)
Deferred income taxes                               125               92
Accrued other comprehensive (income) loss           187              138
                                               ---------       ----------
   Net liability recognized                    $ (9,682)       $ (13,883)
                                               ---------       ----------



         The assumptions used in computing the preceding information are as follows:

                                ---------------   ---------------   ---------------   ----------------
                                                                       Nine Weeks        Fifty Two
                                                                         Ended          Weeks Ended
                                    Fiscal            Fiscal         September 27,        July 26,
                                     2000              1999              1998               1998
                                ---------------   ---------------   ---------------   ----------------
Pension Benefits
Discount rate                    7.75% to 8.00%             7.75%             7.00%            7.00%
Rate of return on plan assets   8.00% to 10.00%   8.00% to 10.00%   8.00% to 10.00%   8.00% to 10.00%
Other Benefits
Discount rate                             8.00%    7.75% to 8.00%    7.00% to 8.00%    7.00% to 8.00%

         For measurement purposes, a 7% annual rate of increase in health care benefits was assumed for 2000. The rate is assumed to decrease gradually to 5% for 2002 and will remain at that level thereafter.

         A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                         One Percentage      One Percentage
                                         Point Increase      Point Decrease
                                        ----------------   -------------------
  Effect on accumulated post-
       retirement benefit obligation          $2,994            $(2,633)
  Effect on net periodic post-
       retirement benefit cost                  $193              $(163)


22.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The components of accumulated other comprehensive income (loss) are as follows (in thousands):


                                               September 24,    September 26,
                                                   2000             1999
                                               --------------   --------------

Foreign currency translation adjustment            $ (671)          $ (549)
Minimum pension liability adjustment                 (187)            (138)
                                                   -------          -------
Accumulated other comprehensive income (loss)      $ (858)          $ (687)
                                                   =======          =======

23.  BUSINESS SEGMENTS

         The Company is a holding company and its reportable segments consist of the operations of its two significant operating subsidiaries Sweetheart and Fonda. Sweetheart primarily manufactures and sells disposable paper, plastic and foam foodservice and food packaging products to customers in institutional markets. Fonda primarily manufactures and sells disposable paper and tissue based foodservice products to customers in institutional consumer markets. Data for such segments and a reconciliations to consolidated amounts are presented in the table below (in thousands):

                                         ------------  ------------  -----------------  -------------------
                                                                        Nine Weeks        Fifty Two Weeks
                                                                           Ended              Ended
                                            Fiscal        Fiscal       September 27,         July 26,
                                             2000          1999            1998                1998
                                         ------------  ------------  -----------------  -------------------
Net sales:
  Sweetheart                             $   952,728   $   863,781      $ 216,542            $ 282,394
  Fonda                                      351,970       329,259         59,251              340,666
  Corporate and elimination                  (27,810)      (11,036)          (141)                (143)
                                         ------------  ------------     ---------            ----------
    Total                                $ 1,276,888   $ 1,182,004      $ 275,652            $ 622,917
                                         ============  ============     =========            ==========

Income from operations, excluding
restructuring and other income:
  Sweetheart                             $    53,050   $    32,165      $   2,797            $   4,433
  Fonda                                       19,806         8,373          2,442               17,172
  Corporate and  elimination                     (87)         (323)           (27)                 (24)
                                         ------------  ------------     ---------            ----------
    Total                                $    72,769   $    40,215      $   5,212            $  21,581
                                         ============  ============     =========            ==========

Depreciation and amortization:
  Sweetheart                             $    42,445   $    50,508      $  12,951            $  14,222
  Fonda                                        7,373         6,033          1,089                6,431
  Corporate and  elimination                     207           321             63                  268
                                         ------------  ------------     ---------            ----------
    Total                                $    50,025   $    56,862      $  14,103            $  20,921
                                         ============  ============     =========            ==========

Interest expense, net:
  Sweetheart                             $    36,825   $    41,671      $  10,516            $  13,341
  Fonda                                       15,783        16,742          2,717               15,701
  Corporate and  elimination                  12,704        11,760          1,902                3,957
                                         ------------  ------------     ---------            ----------
    Total                                $    65,312   $    70,173      $  15,135            $  32,999
                                         ============  ============     =========            ==========

Total assets:
  Sweetheart                             $   661,749   $   715,684      $ 750,885            $ 766,456
  Fonda                                      229,173       234,741        237,430              238,380
  Corporate and  elimination                  (9,793)      (13,215)       (15,734)             (16,270)
                                         ------------  ------------     ---------            ----------
    Total                                $   881,129   $   937,210      $ 972,581            $ 988,566
                                         ============  ============     =========            ==========

Capital expenditures
  Sweetheart                             $    23,474   $    30,790      $  11,390            $   6,688
  Fonda                                        2,815         9,371            749                8,207
  Corporate and  elimination                  (1,020)       (2,385)             -                    -
                                         ------------  ------------     ---------            ----------
    Total                                $    25,269   $    37,776      $  12,139            $  14,895
                                         ============  ============     =========            ==========

         Sweetheart has one national customer that accounted for more that 10.0% of its sales in each period. Net sales to such customer were $100.7 million in Fiscal 2000, $98.8 million in Fiscal 1999, $26.4 million in the 1998 Transition Period, $100.9 million in Fiscal 1998. Fonda has one national customer that accounted for more that 10% of its net sales only in Fiscal 1999. All net sales were to customers in the United States, except for sales to
Sweetheart customers in Canada which amounted to approximately 7.1% of Sweetheart sales in each period. All assets are located in the United States except for $38.9 million and $37.9 million at September 24, 2000 and September 26, 1999, respectively, which were located in Canada.


24.  CONTINGENCIES

         Aldridge.  A lawsuit  entitled  Aldridge  v.  Lily-Tulip,  Inc.  Salary
         --------
Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States
District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of Sweetheart. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of Sweetheart. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a petition for writ of certiorari with the United States Supreme Court, which was denied in January 1999. Sweetheart has been in the process of paying out the termination liability and associated expenses and as of December 21, 2000, has disbursed $12.3 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $8.0 million, which amount has been fully reserved by the Company.

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

         Fort James Corporation. A patent infringement action seeking injunctive
         ----------------------
relief and damages relating to Sweetheart's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. During the fourth quarter of Fiscal 1999, mediation resulted in a settlement of this action whereby Sweetheart agreed to pay damages of $2.6 million. As of June 29, 2000, all payments in conjunction with this settlement had been paid.

         Other.  On July  13,  1999,  Sweetheart  received  a  letter  from  the
         -----
Environmental Protection Agency ("EPA") identifying Sweetheart, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of Sweetheart or any other entity. On December 20, 1999, Sweetheart received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas. Sweetheart denies liability and has no reason to believe the final outcomes will have a material effect on the Company's financial condition or results of operations. However, no assurance can be given about the ultimate effect on the Company, if any, given the early stage of the investigations.

         The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.


25.  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

         The condensed financial statements of the parent company only are as follows (in thousands):

                                               ---------------- --------------
                                                 September 24,    September 26,
Balance Sheet                                        2000             1999
                                                ---------------- --------------
Assets
  Cash and cash equivalents                       $      42        $       -
  Refundable income tax                                 324                -
  Other current assets                                  100              100
  Investments in subsidiaries                       107,025           98,947
  Deferred finance fees                               3,572            4,049
  Deferred income taxes                              10,601            6,320
                                                  ----------       ----------
    Total Assets                                  $ 121,664        $ 109,416
                                                  ==========       ==========

Liabilities and Stockholders' Equity (Deficit)
  Accrued expense                                 $     303        $     257
  Discount notes                                    104,245           92,018
  Exchangeable preferred stock                       41,794           36,291
  Preferred Stock B, Series 2                        15,000                -
  Redeemable common stock                             2,286            2,217
  Stockholders' equity (deficit)                    (41,964)         (21,367)
                                                  ----------       ----------
    Total Liabilities and Equity (Deficit)        $ 121,664        $ 109,416
                                                  ==========       ==========

                                                             -----------  -----------  -------------  -------------
                                                                                         Nine Weeks
                                                                                           Ended        Fifty Two
                                                               Fiscal       Fiscal       September     Weeks Ended
Statement of Operations                                         2000         1999         27, 1998    July 26, 1998
                                                             -----------  -----------  -------------- -------------
  General and administrative expenses                          $   (199)    $   (50)     $    (27)      $    (24)
  Management fee income                                             197         203            92              -
  Interest expense, net                                         (12,704)    (11,760)       (1,902)        (3,957)
                                                               ---------  ----------     ----------     ---------
    Loss before income taxes and equity in subsidiaries         (12,706)    (11,607)       (1,837)        (3,981)
  Income tax benefit                                              4,603       4,082           664          1,444
  Equity in income (loss) of subsidiaries                         8,249     (11,156)       (3,286)         2,798
                                                               ---------  ----------     ---------      ---------
    Net income (loss)                                               146     (18,681)       (4,459)           261
  Payment-in-kind dividends on exchangeable preferred stock      (5,315)     (4,659)         (733)        (1,546)
  Preferred dividends accretion                                    (188)       (188)          (31)           (70)
                                                               ---------  ----------     ---------      ---------
    Net loss applicable to common stockholders                 $ (5,357)  $ (23,528)     $ (5,223)      $ (1,355)
                                                               =========  ==========     =========      =========

                                                            ----------  ----------  -----------  --------------
                                                                                     Nine Weeks    Fifty Two
                                                                                        Ended     Weeks Ended
                                                              Fiscal     Fiscal       September     July 26,
Statement of Cash flows                                        2000       1999        27, 1998        1998
                                                            ----------  ----------  ------------ --------------

Operating
  Net income (loss)                                           $  146    $ (18,681)    $ (4,459)     $   261
  Equity in (income) loss of subsidiaries                     (8,249)      11,156        3,286       (2,798)
  Amortization of deferred finance fees                          720          714          124          268
  Interest capitalized on debt                                11,984       11,046        1,779        3,707
  Income taxes receivable                                     (4,603)      (4,082)        (664)      (1,444)
  Decrease in accrued expenses                                    44         (154)        (171)        (919)
                                                              -------   ----------    ---------     --------
    Net cash used in operating activities                         42           (1)        (105)        (925)
Investing activities:
  Sweetheart investment                                            -            -            -      (88,000)
                                                              -------  -----------   ----------     --------
Financing activities:
  Proceeds from issuance of discount notes                         -            -            -       77,538
  Proceeds from issuance of exchangeable preferred stock           -            -            -       15,000
  Debt issuance costs                                              -            -            -       (3,507)
                                                              -------   ----------    ---------     --------
     Net cash provided by financing activities                     -            -            -       89,031
Net increase in cash                                              42           (1)        (105)         106
Cash at beginning of period                                        -            1          106            -
                                                              -------   ----------    ---------     --------
Cash at end of period                                         $   42    $       -     $      1      $   106
                                                              =======   ==========    =========     ========

26.  SUBSEQUENT EVENTS

         On September 25, 2000, pursuant to an asset purchase agreement dated August 9, 2000 (the "Springprint Agreement"), Fonda purchased substantially all of the property, plant and equipment, intangibles and working capital of Springprint Medallion, a division of Marcal Paper Mills, Inc. The aggregate purchase price for the assets and net working capital was $6.7 million, subject to post closing adjustments. This acquisition is not included within the financial statements and its impact is expected to be minimal to the Company's results.

         On October 30, 2000, Sweetheart entered into a 20 year lease obligation for a manufacturing facility located in North Andover, Massachusetts. In the first year, the annual rent payment is $1.5 million. Beginning with the second year and each succeeding lease year, the rental will be an amount equal to the sum of the base rent in effect as of the last day of the immediately preceding lease year plus an amount equal to 2% of the amount determined pursuant to the foregoing year's base rent.

         On December 8, 2000 CEG sold a manufacturing facility in Indianapolis, Indiana for $975 thousand. CEG does not expect to incur a loss from the sale.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES




                                                                    Page

Independent Auditors' Report                                         60


Schedule II - Valuation and Qualifying Accounts                      61

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
The SF Holdings, Inc.:


         We have audited the consolidated financial statements of SF Holdings, Inc. (the "Company") as of September 24, 2000 and September 26, 1999, and for the years ended September 24, 2000 and September 26, 1999, the nine week transition period ended September 27, 1998 and the year ended July 26, 1998, and have issued our report thereon dated December 12, 2000; such consolidated financial statements and report are included in this Form 10-K. The consolidated schedule listed in the accompanying index is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



/s/DELOITTE & TOUCHE LLP
Baltimore, Maryland
December 12, 2000

                                                                    SCHEDULE II


                        SF HOLDINGS INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                              Additions
                                                    ---------------------------
                                    Balance At      Charged To     Charged                          Balance At
                                   Beginning Of     Costs And      To Other                           End Of
       Classifications                Period         Expenses     Accounts (1)    Deductions (2)      Period
       ---------------             -------------    ------------ --------------  ----------------  ------------
Allowance for Doubtful Accounts:
Fiscal 2000                            $ 6,979         $ 2,038     $ (3,395)        $ (2,088)         $ 3,534
Fiscal 1999                              3,614           7,041           20           (3,696)           6,979
TP 1998                                  4,507            (35)           (1)            (857)           3,614
Fiscal 1998                              4,683             976         (543)            (609)           4,507

(1)  Includes   recoveries   on  accounts  previously  written-off,  translation
     adjustments and reclassifications.
(2)  Accounts written-off.

                                   SIGNATURES

         Pursuant  to the  requirements  of Section  15 (d) of  the   Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on December 21, 2000.

                                                  SF HOLDINGS GROUP, INC.
                                                  (Registrant)

                                                  By: /s/  DENNIS MEHIEL
                                                  ----------------------
                                                  Dennis Mehiel
                                                  Chairman of the Board and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities.

Signature                       Title(s)

/s/ DENNIS MEHIEL               Chairman of the Board and Chief
--------------------------      Executive Officer (Principal Executive Officer)
Dennis Mehiel

/s/ THOMAS ULEAU                Executive Vice President and Director
--------------------------
Thomas Uleau

/s/ HANS H. HEINSEN             Senior Vice President, Chief Financial
--------------------------      Officer and Treasurer (Principal
Hans H. Heinsen                 Financial and Accounting Officer)


/s/ ALFRED B. DELBELLO          Vice Chairman
--------------------------
Alfred B. DelBello

/s/ JAMES J. ARMENAKIS          Director
--------------------------
James J. Armenakis

/s/ W. RICHARD BINGHAM          Director
--------------------------
W. Richard Bingham

/s/ GAIL BLANKE                 Director
--------------------------
Gail Blanke

/s/ JOHN A. CATSIMATIDIS        Director
--------------------------
John A. Catsimatidis

/s/ CHRIS MEHIEL                Director
--------------------------
Chris Mehiel

/s/ JEROME T. MULDOWNEY         Director
--------------------------
Jerome T. Muldowney

/s/ ALAN D. SCHEINKMAN          Director
--------------------------
Alan D. Scheinkman

/s/ G. WILLLAM SEAWRIGHT        Director
--------------------------
G. William Seawright

/s/ LOWELL P. WEICKER, JR.      Director
--------------------------
Lowell P. Weicker, Jr.