Form 10-Q
period 2000-12-24
SF HOLDINGS GROUP INC
filed 2001-01-31
CIK 1059697

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 for the Thirteen Weeks Ended December 24, 2000

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

Yes [X] No [  ]


        The number of shares outstanding of the Registrant's common stock as of January 31, 2001:
 SF Holdings Group, Inc. Class A Common Stock, $0.001 par value - 562,583 shares SF Holdings Group, Inc. Class B Common Stock, $0.001 par value - 56,459 shares SF Holdings Group, Inc. Class C Common Stock, $0.001 par value - 39,900 shares





================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                           (Unaudited)
                                                           December 24,         September 24,
                                                               2000                 2000
                                                          -------------       ----------------
                                     Assets
Current assets:
  Cash and cash equivalents                                 $   7,586             $   6,352
  Cash in escrow                                                  304                   300
  Receivables, less allowances of $3,833 and $3,534,
    respectively                                              147,377               155,684
  Due from affiliates                                           1,286                 1,286
  Inventories                                                 225,798               226,657
  Deferred income taxes                                        23,947                24,347
  Refundable income taxes                                         622                   622
  Spare parts                                                  24,731                24,066
  Other current assets                                          6,031                 6,428
                                                            ----------            ----------
    Total current assets                                      437,682               445,742
                                                            ----------            ----------

Property, plant and equipment, net                            259,149               263,368

Deferred income taxes                                          38,902                37,694
Spare parts                                                     8,501                 8,313
Goodwill, net                                                 108,760               106,108
Other assets                                                   18,940                19,904
                                                            ----------            ----------

    Total assets                                            $ 871,934             $ 881,129
                                                            ==========            ==========

           Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                          $  82,632             $  91,068
  Accrued payroll and related costs                            44,658                55,486
  Other current liabilities                                    59,615                56,114
  Current portion of deferred gain on sale of assets           10,275                10,275
  Current portion of long-term debt                            55,280                57,266
                                                            ----------            ----------
    Total current liabilities                                 252,460               270,209
                                                            ----------            ----------

Commitments and contingencies                                       -                     -

Deferred income taxes                                           4,209                 4,209
Long-term debt                                                449,068               434,967
Deferred gain on sale of assets                                91,379                93,948
Other liabilities                                              55,446                57,511
                                                            ----------            ----------

    Total liabilities                                         852,562               860,844
                                                            ----------            ----------

Exchangeable preferred stock                                   43,293                41,794
Preferred Stock B, Series 2                                    15,000                15,000
Minority interest in subsidiary                                 3,317                 3,169
Redeemable common stock                                         2,303                 2,286
Shareholders' deficit                                         (44,541)              (41,964)
                                                            ----------            ----------

    Total liabilities and shareholders' equity              $ 871,934             $ 881,129
                                                            ==========            ==========

          See accompanying Notes to Consolidated Financial Statements.

                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)



                                                             For the               For the
                                                             Thirteen              Thirteen
                                                           weeks ended           weeks ended
                                                           December 24,          December 26,
                                                               2000                  1999
                                                          -------------        ---------------
Net sales                                                   $ 326,503             $ 305,820
Cost of sales                                                 288,004               260,279
                                                            ----------            ----------

  Gross profit                                                 38,499                45,541

Selling, general and administrative expenses                   29,440                30,809
Other (income) expense, net                                    (3,368)                1,448
                                                            ----------            ----------

  Operating income                                             12,427                13,284

Interest expense, net of interest income of $35
    and $87, respectively                                      13,379                17,563
                                                            ----------            ----------
  (Loss) before income tax  (benefit) and
    minority interest                                            (952)               (4,279)

Income tax (benefit)                                             (238)               (1,384)
Minority interest in subsidiary's income                          148                   117
                                                            ----------            ----------

     Net (loss)                                                  (862)               (3,012)
                                                            ----------            ----------

Payment-in-kind dividends on exchangeable
   preferred stock                                              1,499                 1,317
                                                            ----------            ----------

  Net loss applicable to common stockholders                $  (2,361)            $  (4,329)
                                                            ==========            ==========

Other comprehensive (loss), net of tax:
  Net (loss)                                                $    (862)            $  (3,012)
  Foreign currency translation adjustment                        (214)                   11
  Minimum pension liability adjustment (net
    of income taxes of $9 and ($76),
    respectively)                                                  14                  (114)
                                                            ----------            ----------

Other comprehensive (loss)                                       (200)                 (103)
                                                            ----------            ----------

        Comprehensive (loss)                                $  (1,062)            $  (3,115)
                                                            ==========            ==========

          See accompanying Notes to Consolidated Financial Statements.

                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                         For the Thirteen      For the Thirteen
                                                           weeks ended           weeks ended
                                                           December 24,          December 26,
                                                               2000                  1999
                                                        ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss)                                                $    (862)            $  (3,012)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                               8,791                13,963
    Amortization of deferred gain                              (2,568)                    -
    Interest accreted on debt                                   3,370                 3,020
    Deferred income tax (benefit)                                (238)               (2,225)
    (Gain) / Loss on sale of assets                              (398)                   53
    Minority interest in subsidiary                               148                   117
  Changes in operating assets and liabilities:
    Receivables                                                 9,615                 6,700
    Due from affiliates                                             -                  (224)
    Inventories                                                 3,102                (8,495)
    Other current assets                                         (313)                1,380
    Accounts payable and accrued expenses                     (18,506)               (1,322)
    Other, net                                                    485                  (411)
                                                            ----------            ----------
      Net cash provided by operating activities                 2,626                 9,544
                                                            ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                   (3,539)               (4,479)
  Acquisition of business                                      (1,950)                    -
  Proceeds from sale of property, plant and equipment             197                    93
                                                            ----------            ----------
      Net cash (used in) investing activities                  (5,292)               (4,386)
                                                            ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings (repayments) under credit  facilities          6,129                (5,836)
  Repayments of other debt                                     (2,225)                 (376)
  Change in escrow account                                         (4)                    -
                                                            ----------            ----------
      Net cash provided by (used in) financing activities       3,900                (6,212)
                                                            ----------            ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   1,234                (1,054)

CASH AND CASH EQUIVALENTS, beginning of period                  6,352                 4,180
                                                            ----------            ----------

CASH AND CASH EQUIVALENTS, end of period                    $   7,586             $   3,126
                                                            ==========            ==========

 SUPPLEMENTAL CASH FLOW DISCLOSURES:

         Interest paid                                      $   4,675             $   3,197
                                                            ==========            ==========

         Income taxes paid                                  $      20             $     (74)
                                                            ==========            ==========


          See accompanying Notes to Consolidated Financial Statements.

                             SF HOLDINGS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

         SF Holdings Group, Inc. ("SF Holdings"), is a holding company that conducts its operations through its subsidiaries, Sweetheart Holdings Inc. ("Sweetheart") and The Fonda Group, Inc. ("Fonda") (collectively, the
"Company"), and therefore has no significant cash flows independent of such subsidiaries. The instruments governing the indebtedness of Sweetheart and Fonda contain numerous restrictive covenants that restrict Sweetheart and Fonda's ability to pay dividends or make other distributions to SF Holdings or to each other. The Company believes that the combined operations of its subsidiaries makes the Company one of the largest converters and marketers of disposable food service and food packaging products in North America.

         The information included in the foregoing interim financial statements of the Company are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for these periods. Results for the interim periods are not necessarily indicative of results for the entire year. These condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 24, 2000.


(2)  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the statement of financial position. The adoption of SFAS No. 133 did not have a significant impact on the financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial
Statements. SAB No. 101 establishes accounting and reporting standards for revenue recognition and requires that an entity not recognize revenue until it is realized or realizable and earned. The adoption of SAB No.101 did not have a significant impact on the financial statements.


(3)  INVENTORIES

         The components of inventories are as follows (in thousands):

                                    (Unaudited)
                                    December 24,              September 24,
                                        2000                       2000
                                  --------------             ---------------

Raw materials and supplies           $  62,897                  $  66,941
Finished products                      152,208                    148,231
Work in progress                        10,693                     11,485
                                     ---------                  ---------
         Total inventories           $ 225,798                  $ 226,657
                                     =========                  =========

(4)  BUSINESS ACQUISITIONS

         On September 25, 2000, pursuant to an asset purchase agreement dated August 9, 2000 (the "Springprint Agreement"), Fonda purchased substantially all of the property, plant and equipment, intangibles and net working capital of Springprint Medallion, a division of Marcal Paper Mills, Inc. ("Springprint"). In addition, pursuant to the Springprint Agreement, Fonda assumed the liabilities and obligations of Springprint arising under contracts or leases that are either assets purchased by Fonda or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $6.7 million, subject to post-closing adjustments. The Springprint acquisition has preliminarily resulted in goodwill, as of December 24, 2000, of $3.6 million, which is being amortized over 20 years. Amounts and allocations of costs recorded may require adjustment based upon information coming to the attention of Fonda that is not currently available.

         The Springprint acquisition has been accounted for under the purchase method and the results have been included in the consolidated statements of operations since the respective date of the acquisition. Goodwill amortization was not significant for the thirteen weeks ending December 24, 2000.


(5)  RELATED PARTY TRANSACTIONS

         During the thirteen weeks ending December 24, 2000, the Company sold $1.6 million of scrap paper to Fibre Marketing Group, LLC ("Fibre Marketing"). Included in accounts receivable as of December 24, 2000 were $1.4 million due from Fibre Marketing. Other sales, if any, to affiliates during the thirteen weeks ending December 24, 2000 were not significant.

         During the thirteen weeks ending December 26, 1999, the Company sold $1.3 million of scrap paper to Fibre Marketing. Included in accounts receivable as of December 26, 1999 were $1.2 million due from Fibre Marketing. Other sales, if any, to affiliates during the thirteen weeks ending December 26, 1999 were not significant.

         During the thirteen weeks ending December 24, 2000, the Company purchased $1.8 million of corrugated containers from Box USA Holding, Inc., formerly known as Four M Corporation ("Box USA") and $0.2 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of December 24, 2000, is $0.1 million due to Box USA. Other purchases from affiliates, if any, during the thirteen weeks ending December 24, 2000 were not significant. During the period ended December 24, 2000, the Company paid $0.6 million and $0.2 million of rental payments to D&L Development, LLC. and D&L Andover Property, LLC., respectively. The Company's Chief Executive Officer has an interest in both entities.

         During the thirteen weeks ending December 26, 1999, the Company purchased $2.4 million of corrugated containers and $0.1 million of services from Box USA and $0.2 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of December 26, 1999, is $0.5 million due to Box USA. Other purchases from affiliates, if any, during the thirteen weeks ending December 26, 1999 were not significant.

         Fonda leases a building in Jacksonville, Florida from Dennis Mehiel, the Company's Chief Executive Officer, on terms Fonda believes are no less favorable than could be obtained from independent third parties and were negotiated on an arm's length basis. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, Mr. Mehiel can require Fonda to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, Fonda terminated it operations at this facility and is currently subleasing the entire facility to Bradco Supply Corporation. Rent expense, net of sublease income is not significant.

         All of the above referenced affiliates, other than the D&L entities, are under the common control of the Company's Chief Executive Officer.


(6)  OTHER (INCOME) EXPENSE

         During the period ended December 24, 2000, Sweetheart recognized $2.6 million of income due to the amortization of deferred gain in conjunction with a sale-leaseback transaction. Sweetheart sold certain production equipment in connection with this transaction and is leasing this equipment under an operating lease. The net proceeds from this sale were partially used to retire Sweetheart's Senior Secured Notes. Additionally, SF Holdings recognized a gain of $0.5 million from the sale of a building in Indianapolis, Indiana.

         During the period ended December 26, 1999, Sweetheart experienced a one-time write-off of a $1.0 million unsecured note receivable issued to Sweetheart in connection with the Fiscal 1998 sale of the bakery business due to the bankruptcy of the borrower.


(7)  CONTINGENCIES

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing, which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of Sweetheart. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of Sweetheart. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. Sweetheart has been in the process of paying out the termination liability and associated expenses and as of December 24, 2000, has disbursed $12.3 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $7.9 million, which amount has been fully reserved by Sweetheart.

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


(8)  BUSINESS SEGMENTS

         The Company is a holding company and its reportable segments consist of the operations of its two significant operating subsidiaries Sweetheart and Fonda. Sweetheart primarily manufactures and sells disposable paper, plastic and foam foodservice and food packaging products to customers in institutional markets. Fonda primarily manufactures and sells disposable paper and tissue based foodservice products to customers in institutional and consumer markets. Data for such segments and a reconciliations to consolidated amounts are presented in the table below (in thousands):

                                     ------------------  -----------------
                                         (Unaudited)
                                       For the Thirteen   For the Thirteen
                                         weeks ended         weeks ended
                                         December 24,        December 26,
                                             2000               1999
                                     ------------------  -----------------
Net sales:
  Sweetheart                              $ 233,579           $ 214,216
  Fonda                                     100,166              97,572
  Corporate and  eliminations                (7,242)             (5,968)
                                          ----------          ----------
    Total  Sales                          $ 326,503           $ 305,820
                                          ==========          ==========

Income from operations excluding other
income:
  Sweetheart                              $   5,019           $   7,153
  Fonda                                       7,171               5,975
  Corporate and  eliminations                   237                 156
                                          ----------          ----------
    Total income from operations          $  12,427           $  13,284
                                          ==========          ==========


(9)  SUBSEQUENT EVENT

         On January 13, 2001, Sweetheart experienced a casualty loss due to a fire at its Somerville, Massachusetts facility. Sweetheart carries both property damage and business interruption insurance. As a result of which Sweetheart has no reason to believe that this loss will have a material adverse effect on its financial condition or results of operations; however, given the early stage of the loss assessment, no assurance can be given as to the ultimate effect of such loss on Sweetheart.

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


General

         SF Holdings Group, Inc. ("SF Holdings"), is a holding company that conducts its operations through its subsidiaries, Sweetheart Holdings Inc. ("Sweetheart") and The Fonda Group, Inc. ("Fonda") (collectively, the "Company"). The Company conducts all of its operations through its principal operating subsidiaries, Sweetheart and Fonda, and therefore, has no significant cash flows or operations independent of such subsidiaries.

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

         Each of Sweetheart and Fonda's business is seasonal with a majority of its net cash flow from operations realized during the last six months of the fiscal year. Sales for such periods reflect the high seasonal demands of the summer months when outdoor and away-from-home consumption increases. In the event that Fonda's and/or Sweetheart's cash flow from operations is insufficient to provide working capital necessary to fund their respective requirements, Fonda and/or Sweetheart will need to borrow under their respective credit facilities or seek other sources of capital. Sweetheart and Fonda believe that funds available under such credit facilities together with cash generated from operations, will be adequate to provide for each company's respective cash requirements for the next twelve months.


Recent Developments

         On January 13, 2001, Sweetheart experienced a casualty loss due to a fire at its Somerville, Massachusetts facility. Sweetheart carries both property damage and business interruption insurance. As a result of which Sweetheart has no reason to believe that this loss will have a material adverse effect on its financial condition or results of operations. Given the early stage of the loss assessment, no assurance can be given as to the ultimate effect of such loss on Sweetheart.

         On December 31, 2000, James Armenakis resigned as a director from SF Holdings. On January 1, 2001, Edith Mehiel was elected as a director of SF Holdings.

Thirteen Weeks Ended December 24, 2000 Compared to Thirteen Weeks Ended December 26, 1999 (Unaudited)

         Net sales increased $20.7 million, or 6.8%, to $326.5 million for the thirteen weeks ended December 24, 2000 compared to $305.8 million for the thirteen weeks ended December 26, 1999. The following analysis includes sales from Sweetheart to Fonda and sales from Fonda to Sweetheart which were eliminated in consolidation.
Sweetheart results - Net sales increased $19.4 million, or 9.1%, (including intercompany sales to Fonda of $4.8 million and $3.5 million for Fiscal 2000 and Fiscal 1999, respectively) to $233.6 million for the thirteen weeks ended
December 24, 2000 compared to $214.2 million for the thirteen weeks ended December 26, 1999, reflecting a 6.2% increase in sales volume and a 2.9% increase in average realized sales price. Net sales to institutional foodservice customers increased 7.3%, reflecting a 4.7% increase in sales volume and a 2.6% increase in average realized sales price. Net sales to food packaging customers had no significant change from prior year.
Fonda results - Net sales increased $2.6 million, or 2.7%, (including intercompany sales to Sweetheart of $2.5 million and $2.6 million for Fiscal 2000 and Fiscal 1999, respectively) to $100.2 million for the thirteen weeks ending December 24, 2000, compared to $97.6 million for the thirteen weeks ending December 26, 1999, reflecting a 17.8% increase in average realized sales price partially offset by a 15.1% decrease in sales volume. Net sales to consumer foodservice customers decreased 2.0%, resulting from a 20.7% increase in average realized sales price, partially offset by a decrease in sales volume of 22.7%. Net sales to institutional foodservice customers increased 9.5%, resulting from a 5.1% increase in average realized sales price and a 4.4% increase in sales volume. Selling prices to both consumer and institutional customers were positively affected by increases in raw material costs that were passed through to customers as well as more competitive market conditions. These favorable price increases were offset by lower volumes due to competitive market conditions and lower sales to customers that are experiencing financial distress.

         Gross profit decreased $7.0 million, or 15.4%, to $38.5 million for the thirteen weeks ended December 24, 2000 compared to $45.5 million for the thirteen weeks ended December 26, 1999. As a percentage of net sales, gross profit decreased to 11.8% for the thirteen weeks ended December 24, 2000 from 14.9% for the thirteen weeks ended December 26, 1999.
Sweetheart results - Gross profit decreased $7.2 million, or 26.8%, to $19.7 million for the thirteen weeks ended December 24, 2000 compared to $26.9 million for the thirteen weeks ended December 26, 1999. As a percentage of net sales, gross profit decreased to 8.4% for the thirteen weeks ended December 24, 2000 from 12.6% for the thirteen weeks ended December 26, 1999. The decrease in gross profit is primarily attributable to the effects of a sale-leaseback transaction. In Fiscal 2000, Sweetheart sold certain production equipment in connection with a sale-leaseback transaction. Sweetheart is leasing this equipment under an operating lease. The net proceeds from this sale were partially used to retire Sweetheart's Senior Secured Notes. This refinancing enabled Sweetheart to use a portion of its Net Operating Loss Carryforward and obtain a more favorable interest rate. Consequently, expenses that were historically recorded as interest and depreciation are now being recorded as operating expenses. Specifically, rent expense increased by $5.2 million net of a reduction in depreciation. Additionally, gross profit declined due to an increase in energy costs of $1.8 million and rent expense from a new leased facility of $0.2 million.
Fonda results - Gross profit increased $0.1 million, or 0.5%, to $19.0 million for the thirteen weeks ending December 24, 2000, compared to $18.9 million for the thirteen weeks ending December 26, 1999. As a percentage of net sales, gross profit decreased from 19.4% for the thirteen weeks ending December 26, 1999 to 19.0% for the thirteen weeks ending December 24, 2000. Gross profit for the thirteen weeks ending December 24, 2000 was positively affected by increased selling prices which were offset by higher raw material costs.

          Selling, general and administrative expenses decreased $1.4 million, or 4.5%, to $29.4 million in the thirteen weeks ended December 24, 2000 compared to $30.8 million in the thirteen weeks ended December 26, 1999. This decrease primarily resulted from a decrease in the workforce from the Creative Expressions Group consolidation and a reduction in selling expenses.

         Other (income) expense increased $4.8 million, to income of $3.4 million for the thirteen weeks ended December 24, 2000 compared to an expense of $1.4 million in the thirteen weeks ended December 26, 1999 This increase is due to a $2.5 million amortization of deferred gain in Fiscal 2001 in connection with a sale-leaseback transaction and a $1.0 million write-off of an unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business which was recorded in Fiscal 2000.

         Operating income decreased $0.9 million, to $12.4 million in the thirteen weeks ended December 24, 2000 compared to $13.3 million in the thirteen weeks ended December 26, 1999, due to the reasons stated above.

         Interest expense, net decreased $4.2 million, or 23.9%, to $13.4 million in the thirteen weeks ended December 24, 2000 compared to $17.6 million in the thirteen weeks ended December 26, 1999. This decrease is attributable to lower outstanding balances under both Sweetheart's and Fonda's respective revolving credit facilities and the June 2000 redemption of Sweetheart's Senior Secured Notes. As a result of a sale-leaseback transaction, interest expense has declined while rent expense has increased.

         Net income (loss) decreased $2.1 million, to loss of $0.9 million in the thirteen weeks ended December 24, 2000 compared to a loss of $3.0 million loss in the thirteen weeks ended December 26, 1999, due to the reasons stated above.


Liquidity And Capital Resources

         Historically, the Company's subsidiaries have relied on cash flow from operations, sale of non-core assets and borrowings to finance their respective working capital requirements, capital expenditures and acquisitions. The Company expects to continue this method of funding for its 2001 capital expenditures.

         Net cash provided by operating activities decreased $6.9 million to source of $2.6 million in the thirteen weeks ended December 24, 2000 compared to a source of $9.5 million in the thirteen weeks ended December 26, 1999. This is primarily due to a reduction in accounts payable which resulted from a decrease in inventory purchases.

         Capital expenditures for the thirteen weeks ended December 24, 2000 were $3.5 million compared to $4.5 million for the thirteen weeks ended December 26, 1999. Capital expenditures in the thirteen weeks ended December 24, 2000 included $1.3 million for new production equipment, $1.5 million on growth and expansion projects, with the remaining consisting primarily of routine capital improvements.

         Pursuant to a lease dated as of June 1, 2000 ("the Lease") between Sweetheart Cup Company, Inc. ("Sweetheart Cup") and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), as trustee, Sweetheart Cup leases the production equipment sold in connection with the sale-leaseback transaction from State Street as owner trustee for several owner participants, through November 9, 2010. Sweetheart Cup has the option to renew the Lease for up to four consecutive renewal terms of two years each. Sweetheart also has the option to purchase such equipment for fair market value either at the conclusion of the Lease term or November 21, 2006. Sweetheart's obligations under the Lease are collateralized by substantially all of it's property, plant and equipment owned as of June 15, 2000. The Lease contains various covenants, which prohibit, or limit, among other things, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness and certain other business activities.

         Sweetheart is accounting for the sale-leaseback transaction as an operating lease, expensing the $32.0 million annualized rental payments and removing the property, plant and equipment sold from its balance sheet. A deferred gain of $107.0 million was realized from this sale and will be amortized over 125 months, which is the term of the Lease.

         On June 15, 2000, Sweetheart refinanced its revolving credit facility (the "U.S. Credit Facility") to extend the maturity of the $135 million revolving credit facility, subject to borrowing base limitations, through June 15, 2005 and to add a term loan of $25 million that requires equal monthly principal payments of $0.4 million through June 2005. Both the term loan and the revolving credit facility have an accelerated maturity date of July 1, 2003 if Sweetheart's Senior Subordinated Notes due September 1, 2003 are not refinanced before June 1, 2003. Borrowings under the revolving credit facility bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.00% or
(ii) a bank's base rate plus 0.25%, plus certain other fees. Borrowings under the term loan bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. The credit facility is collateralized by Sweetheart's inventories and receivables with the term loan portion of the credit facility further collateralized by certain production equipment. As of December 24, 2000, $43.7 million was available under such facility. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments.

            Sweetheart's Canadian subsidiary has a Credit Agreement (the "Canadian Credit Facility") which provides for a term loan facility of up to Cdn $10 million and a revolving credit facility of up to Cdn $10 million. Term loan borrowings under the Canadian Credit Facility are payable quarterly through May 2001 and revolving credit and term loan borrowings have a final maturity date of June 15, 2001. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily, a subsidiary of Sweetheart Cup, and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings and an index rate plus 2.50% with respect to the term loan borrowings. As of December 24, 2000, Cdn $4.2 million (approximately $2.8 million) was available under the Canadian Credit Facility. Sweetheart intends to refinance this debt prior to its maturity however, there can be no assurances that it will be able to obtain such refinancing on terms and conditions acceptable to Sweetheart.

         Fonda has a $55 million revolving credit facility subject to borrowing base limitations. The credit facility is collateralized by eligible accounts receivable, inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. The credit facility matures on September 30, 2001. Borrowings are available at the bank's prime rate plus 0.25% or at LIBOR plus 2.25% at the election of Fonda. At December 24, 2000, $36.7 million was outstanding and $18.3 million was the maximum remaining advance available based upon eligible collateral. Although Fonda intends to refinance this debt, there can be no assurances that Fonda will be able to obtain such refinancing on terms and conditions acceptable to Fonda.

         Fonda's credit facility includes a term loan of $5 million. This amount is payable in equal monthly installments through the maturity date of September 30, 2001, at an annual rate of LIBOR plus 2.5%. The proceeds from this term loan were used to partially finance the purchase of Springprint.

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing, which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of Sweetheart. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of Sweetheart. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. Sweetheart has been in the process of paying out the termination liability and associated expenses and as of December 24, 2000, has disbursed $12.3 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $7.9 million, which amount has been fully reserved by Sweetheart.

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

         Management believes that cash generated by each of Sweetheart's and Fonda's operations, combined with amounts available under its respective credit facilities, in addition to funds generated by asset sales should be sufficient to fund each of Fonda's and Sweetheart's respective capital expenditures needs, debt service requirements, payments in conjunction with lease commitments and working capital needs, including Sweetheart's termination liabilities under the Plan in the next twelve months.


Net Operating Loss Carryforwards

         As of September 24, 2000, Sweetheart had approximately $32 million of net operating loss ("NOL") carry-forwards for federal income tax purposes, which expire in 2018. Although Sweetheart expects that sufficient taxable income will be generated in the future to realize these NOLs, there can be no such assurance that such future taxable income will be generated.



Item 3.  QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         NONE

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing, which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of Sweetheart. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of Sweetheart. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. Sweetheart has been in the process of paying out the termination liability and associated expenses and as of December 24, 2000, Sweetheart has disbursed $12.3 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $7.9 million, which amount has been fully reserved by Sweetheart.

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

         Each of Sweetheart and Fonda is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              3.5 Certificate of Amendment of the Certificate of Incorporation of SF Holdings Group, Inc.

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the thirteen weeks ended December 24, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                            SF HOLDINGS GROUP, INC.
                            (Registrant)

Date:  January 31, 2001     By:  /s/ Hans H. Heinsen
       ----------------          -------------------
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



                            SF HOLDINGS GROUP, INC.
                            (Registrant)

Date:  January 31, 2001     By: _____________________________
     ------------------
                            Hans H. Heinsen
                            Senior Vice President,
                            Chief Financial Officer and Treasurer

                            (Principal Financial and Accounting Officer and Duly
                             Authorized Officer)