Form 10-Q
period 2001-03-25
SF HOLDINGS GROUP INC
filed 2001-05-01
CIK 1059697

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the Twenty-six Weeks Ended March 25, 2001

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
              for the transition period from _________ to _________

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

Yes [X] No [   ]


        The number of shares outstanding of the Registrant's common stock as of May 1, 2001:
 SF Holdings Group, Inc. Class A Common Stock, $0.001 par value - 562,583 shares SF Holdings Group, Inc. Class B Common Stock, $0.001 par value - 56,459 shares SF Holdings Group, Inc. Class C Common Stock, $0.001 par value - 39,900 shares


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             SF HOLDINGS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                             (Unaudited)
                                                              March 25,           September 24,
                                                                 2001                  2000
                                                            -------------        ----------------

                                     Assets
Current assets:
  Cash and cash equivalents                                   $   9,066             $   6,352
  Cash in escrow                                                    307                   300
  Receivables, less allowances of $4,078 and $3,534,
    respectively                                                152,159               155,684
  Due from affiliates                                             1,087                 1,286
  Inventories                                                   232,013               226,657
  Deferred income taxes                                          23,947                24,347
  Refundable income taxes                                           843                   622
  Spare parts                                                    24,976                24,066
  Other current assets                                            7,295                 6,428
                                                              ----------            ----------
    Total current assets                                        451,693               445,742

Property, plant and equipment, net                              261,380               263,368

Deferred income taxes                                            41,392                37,694
Spare parts                                                       8,603                 8,313
Goodwill, net                                                   107,326               106,108
Other assets                                                     16,799                19,904
                                                              ----------            ----------

    Total assets                                              $ 887,193             $ 881,129
                                                              ==========            ==========

                      Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable                                            $  84,262             $  91,068
  Accrued payroll and related costs                              49,779                55,486
  Other current liabilities                                      50,649                56,114
  Current portion of deferred gain on sale of assets             10,275                10,275
  Current portion of long-term debt                              56,518                57,266
                                                              ----------            ----------
    Total current liabilities                                   251,483               270,209

Commitments and contingencies  (See Notes)

Deferred income taxes                                             4,209                 4,209
Long-term debt                                                  470,282               434,967
Deferred gain on sale of assets                                  88,810                93,948
Other liabilities                                                57,848                57,511
                                                              ----------            ----------
    Total liabilities                                           872,632               860,844
                                                              ----------            ----------

Exchangeable preferred stock                                     44,860                41,794
Preferred Stock B, Series 2                                      15,000                15,000
Minority interest in subsidiary                                   3,111                 3,169
Redeemable common stock                                           2,320                 2,286
Shareholders' deficit                                           (50,730)              (41,964)
                                                              ----------            ----------

    Total liabilities and shareholders' deficit               $ 887,193             $ 881,129
                                                              ==========            ==========

          See accompanying Notes to Consolidated Financial Statements.

                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)

                                                       For the        For the        For the        For the
                                                      Thirteen       Thirteen      Twenty-six     Twenty-six
                                                     weeks ended    weeks ended    weeks ended    weeks ended
                                                      March 25,      March 26,      March 25,      March 26,
                                                        2001           2000           2001           2000
                                                    -------------  -------------  -------------  ------------
Net sales                                             $ 292,793      $ 289,374      $ 619,296      $ 595,194
Cost of sales                                           259,152        247,428        547,156        507,707
                                                      ----------     ----------     ----------     ----------

  Gross profit                                           33,641         41,946         72,140         87,487

Selling, general and administrative expenses             29,767         29,752         59,207         60,561
Other (income) expense, net                              (3,010)        (3,012)        (6,378)        (1,564)
                                                      ----------     ----------     ----------     ----------

  Operating income                                        6,884         15,206         19,311         28,490

Interest expense, net of interest income of $56,
  $180, $91 and $267, respectively                       13,449         17,137         26,828         34,700
                                                      ----------     ----------     ----------     ----------

  Loss before income tax benefit,  minority
    interest and extraordinary loss                      (6,565)        (1,931)        (7,517)        (6,210)

Income tax benefit                                       (2,254)          (466)        (2,492)        (1,850)
Minority interest in subsidiary's (income) loss            (206)           229            (58)           346
                                                      ----------     ----------     ----------     ----------

  Loss before extraordinary loss                         (4,105)        (1,694)        (4,967)        (4,706)

Extraordinary loss on debt extinguishment (net
  of income taxes of ($350))                                  -            525              -            525
                                                      ----------     ----------     ----------     ----------

  Net loss                                               (4,105)        (2,219)        (4,967)        (5,231)

Payment-in-kind dividends on exchangeable
   preferred stock                                        1,567          1,360          3,066          2,677
                                                      ----------     ----------     ----------     ----------

  Net loss applicable to common stockholders          $  (5,672)     $  (3,579)     $  (8,033)     $  (7,908)
                                                      ==========     ==========     ==========     ==========

Comprehensive loss, net of  tax:
  Net loss                                            $  (4,105)     $  (2,219)     $  (4,967)     $  (5,231)
  Foreign currency translation  adjustment                 (309)            60           (523)            71
  Minimum pension liability adjustment (net
    of income taxes of $(517), $(53),
    $(508) and $(129), respectively)                       (776)           (79)          (762)          (193)
                                                      ----------     ----------     ----------     ----------

    Comprehensive loss                                $  (5,190)     $  (2,238)     $  (6,252)     $  (5,353)
                                                      ==========     ==========     ==========     ==========


          See accompanying Notes to Consolidated Financial Statements.

                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                       For the              For the
                                                                     Twenty-six           Twenty-six
                                                                     weeks ended          weeks ended
                                                                      March 25,            March 26,
                                                                        2001                 2000
                                                                    --------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                            $  (4,967)           $  (5,231)
  Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                        17,082               27,666
    Amortization of deferred gain                                        (5,138)                   -
    Interest accreted on debt                                             6,801                5,698
    Deferred income tax benefit                                          (2,492)              (2,215)
    (Gain) loss on sale of assets                                          (406)              (4,082)
    Minority interest in subsidiary                                         (58)                 346
  Changes in operating assets and liabilities
  (net of business acquisition):
    Receivables                                                           4,975                  721
    Due from affiliates                                                     199                  190
    Inventories                                                          (3,113)             (29,934)
    Other current assets                                                 (1,730)                 322
    Accounts payable and accrued expenses                               (21,003)               9,008
    Other, net                                                            3,286                1,631
                                                                      ----------           ----------
      Net cash (used in) provided by operating activities                (6,564)               4,120
                                                                      ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                            (12,650)             (14,795)
  Payment for business acquisition                                       (6,654)                   -
  Proceeds from sale of property, plant and equipment                       322                8,517
                                                                      ----------           ----------
      Net cash used in investing activities                             (18,982)              (6,278)
                                                                      ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities                                27,262               42,703
  Repayments of other debt                                               (3,995)             (39,094)
  Borrowing for business acquisition                                      5,000                    -
                                                                      ----------           ----------
      Net cash provided by financing activities                          28,267                3,609
                                                                      ----------           ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 2,721                1,451

CASH AND CASH EQUIVALENTS, beginning of period                            6,652                4,180
                                                                      ----------           ----------

CASH AND CASH EQUIVALENTS, end of period                              $   9,373            $   5,631
                                                                      ==========           ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                                   $  19,729            $  28,438
                                                                      ==========           ==========

      Income taxes paid (refunded)                                    $     254            $  (2,537)
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

         The information included in the foregoing interim financial statements of the Company are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for these periods. Results for the interim periods are not necessarily indicative of results for the entire year. These condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 24, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.


(2)  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the balance sheet. The adoption of SFAS No. 133 did not have a significant impact on the consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial
Statements. SAB No. 101 establishes accounting and reporting standards for revenue recognition and requires that an entity not recognize revenue until it is realized or realizable and earned. The adoption of SAB No.101 did not have an impact on the consolidated financial statements.


(3)  INVENTORIES

         The components of inventories are as follows (in thousands):

                                (Unaudited)
                                 March 25,               September 24,
                                   2001                      2000
                               -------------            ---------------

Raw materials and supplies       $  56,572                 $  66,941
Finished products                  164,342                   148,231
Work in progress                    11,099                    11,485
                                 ---------                 ---------
  Total inventories              $ 232,013                 $ 226,657
                                 =========                 =========

(4)  BUSINESS ACQUISITION

         On September 25, 2000, pursuant to an asset purchase agreement dated August 9, 2000 (the "Springprint Agreement"), Fonda purchased substantially all of the property, plant and equipment, intangibles and net working capital of Springprint Medallion, a division of Marcal Paper Mills, Inc. ("Springprint"). In addition, pursuant to the Springprint Agreement, Fonda has assumed the liabilities and obligations of Springprint arising under contracts or leases that are either assets purchased by Fonda or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $6.7 million. The Springprint acquisition has resulted in goodwill of $3.6 million which is being amortized over 20 years. The Springprint acquisition has been accounted for under the purchase method and the results have been included in the consolidated statements of operations since the date of acquisition.


 (5) RELATED PARTY TRANSACTIONS

         During the twenty-six weeks ending March 25, 2001, the Company sold $3.8 million of scrap paper to Fibre Marketing Group, LLC ("Fibre Marketing"). Included in accounts receivable as of March 25, 2001 was $1.6 million due from Fibre Marketing. Other sales, if any, to affiliates during the twenty-six weeks ending March 25, 2001 were not significant.

         During the twenty-six weeks ending March 26, 2000, the Company sold $3.3 million of scrap paper to Fibre Marketing. Included in accounts receivable as of March 26, 2000 was $1.2 million due from Fibre Marketing. Other sales, if any, to affiliates during the twenty-six weeks ending March 26, 2000 were not significant.

         During the twenty-six weeks ending March 25, 2001, the Company purchased $3.6 million of corrugated containers from Box USA Group, Inc. ("Box USA"), formerly known as Four M Corporation and $0.7 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of March 25, 2001, was $0.5 million due to Box USA. Other purchases from affiliates, if any, during the twenty-six weeks ending March 25, 2001 were not significant. During the period ended March 25, 2001, the Company paid $1.5 million and $0.6 million of rental payments to D&L Development, LLC. and D&L Andover Property, LLC., respectively. The Company's Chief Executive Officer has an interest in both entities.

         During the twenty-six weeks ending March 26, 2000, the Company purchased $5.0 million of corrugated containers and services from Box USA and $0.4 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of March 26, 2000, was $0.6 million due to Box USA. Other purchases from affiliates, if any, during the twenty-six weeks ending March 26, 2000 were not significant.

         Fonda leases a building in Jacksonville, Florida from Dennis Mehiel, the Company's Chief Executive Officer, on terms Fonda believes are no less favorable than could be obtained from independent third parties and were negotiated at an arm's length basis. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, Mr. Mehiel can require Fonda to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, Fonda terminated its operations at this facility and is currently subleasing the entire facility to an unrelated third party. Rent expense, net of sublease income on the portion of the premises subleased, was not significant.

         All of the above referenced affiliates, other than the D&L entities, are under the common control of the Company's Chief Executive Officer or a director of the Company.

(6)  SF HOLDINGS STOCK COMPENSATION PLAN

         During the twenty-six weeks ended March 25, 2001, the Company adopted the SF Holdings Group, Inc. Share Incentive Plan ("the Share Incentive Plan") in which the Company may grant options to its employees to purchase up to 95,995 shares of the Company's class D common stock. The Company has reserved 95,995 shares of class D common stock for issuance upon exercise of these options. The exercise price of each option is determined by the Company at the date of grant and an option's maximum term is 10 years. The options vest over a period of three years.

         During the twenty-six weeks ended March 25, 2001, the Company granted options to purchase an aggregate of 40,137 shares of its class D common stock to certain employees. Certain of the exercise prices of the options were below the fair market value of the Company's common stock at the date of the grant. During the three year vesting period, these discounts of $1.6 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to the Company's stock options was $0.6 million for the twenty-six weeks ended March 25, 2001.


(7)  OTHER (INCOME) EXPENSE

         During the twenty-six weeks ended March 25, 2001, Sweetheart recognized a $5.1 million gain from the amortization of the deferred gain in connection with a sale-leaseback transaction. In the quarter ended June 25, 2000, Sweetheart sold certain production equipment in connection with a sale-leaseback transaction. Sweetheart is leasing this equipment under an operating lease. The net proceeds from this sale were partially used to retire Sweetheart's Senior Secured Notes. ("the Sale-Leaseback Transaction")

         During the twenty-six weeks ended March 26, 2000, Sweetheart realized a $4.1 million gain on the sale of a warehouse facility in Owings Mills, Maryland. This gain was partially offset by a one-time write-off of a $1.0 million unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business due to the bankruptcy of the borrower.


 (8) CONTINGENCIES

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing, which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of Sweetheart. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of Sweetheart. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. Sweetheart has been in the process of paying out the termination liability and associated expenses and as of March 25, 2001, Sweetheart has disbursed $12.3 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $8.0 million, which amount has been fully reserved by Sweetheart.

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

         The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.


(9)  BUSINESS SEGMENTS

         The Company is a holding company and its reportable segments consist of the operations of its two significant operating subsidiaries Sweetheart and Fonda. Sweetheart primarily manufactures and sells disposable paper, plastic and foam foodservice and food packaging products to customers in institutional markets. Fonda primarily manufactures and sells disposable paper and tissue-based foodservice products to customers in institutional and consumer markets. Data for such segments and a reconciliations to consolidated amounts are presented in the table below (in thousands):

                                                  For the Thirteen          For the Thirteen
                                                     weeks ended               weeks ended
                                                   March 25, 2001            March 26, 2000
                                                --------------------      --------------------
Net sales:
  Sweetheart                                         $ 219,617                 $ 217,380
  Fonda                                                 79,773                    78,063
  Corporate and  eliminations                           (6,597)                   (6,069)
                                                     ----------                ----------
    Net  Sales                                       $ 292,793                 $ 289,374
                                                     ==========                ==========

Income from operations excluding other income:
  Sweetheart                                         $   2,391                 $   9,671
  Fonda                                                  3,030                     2,629
  Corporate and  eliminations                           (1,547)                     (106)
                                                     ----------                ----------
    Total income from operations                     $   3,874                 $  12,194
                                                     ==========                ==========

                                                 For the Twenty-six        For the Twenty-six
                                                    weeks ended               weeks ended
                                                   March 25, 2001            March 26, 2000
                                                ----------------------   ----------------------
Net sales:
  Sweetheart                                         $ 453,196                 $ 431,595
  Fonda                                                179,939                   175,635
  Corporate and  eliminations                          (13,839)                  (12,036)
                                                     ----------                ----------
    Net  Sales                                       $ 619,296                 $ 595,194
                                                     ==========                ==========

Income from operations excluding other income:
  Sweetheart                                         $   5,588                 $  18,508
  Fonda                                                  9,639                     8,529
  Corporate and  eliminations                           (2,294)                     (111)
                                                     ----------                ----------
    Total income from operations                     $  12,933                 $  26,926
                                                     ==========                ==========


(10) SUBSEQUENT EVENT

         On April 5, 2001, Sweetheart purchased an 80% interest in Global Cup, S.A. De C.V. and its subsidiaries ("Global Cup"), Mexican companies which manufacture, distribute and sell paper cups and lids throughout Mexico and export to other Latin American countries. The aggregate purchase price was $12.0 million, subject to post-closing adjustments. This acquisition is not included within the consolidated financial statements and its impact is expected to be minimal to the Company's current financial results.

         As of March 30, 2001, Creative Expression Group, Inc. ("CEG"), a subsidiary of the Company, repurchased 12% of its issued and outstanding common stock from certain shareholders for an aggregate purchase price of approximately $0.3 million, subject to adjustment. As a result of such repurchases, the Company owns 88.1% of the issued and outstanding common stock of CEG.


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

         Each of Sweetheart and Fonda's business is seasonal with a majority of its net cash flow from operations realized during the last six months of the fiscal year. Sales for such periods reflect the high seasonal demands of the summer months when outdoor and away-from-home consumption increases. In the event that Sweetheart's and/or Fonda's cash flow from operations is insufficient to provide working capital necessary to fund their respective requirements, Sweetheart and/or Fonda will need to borrow under their respective credit facilities or seek other sources of capital. Sweetheart and Fonda believe that funds available under such credit facilities together with cash generated from operations, will be adequate to provide for each company's respective cash requirements for the next twelve months.


Recent Developments

         On April 5, 2001, Sweetheart purchased an 80% interest in Global Cup, S.A. De C.V. and its subsidiaries ("Global Cup"), Mexican companies which manufacture, distribute and sell paper cups and lids throughout Mexico and export to other Latin American countries. The aggregate purchase price was $12.0 million, subject to post-closing adjustments. This acquisition is not included within the consolidated financial statements and its impact is expected to be minimal to the Company's current financial results.

         As of March 30, 2001, Creative Expression Group, Inc. ("CEG"), a subsidiary of the Company, repurchased 12% of its issued and outstanding common stock from certain shareholders for an aggregate purchase price of approximately $0.3 million, subject to adjustment. As a result of such repurchases, the Company owns 88.1% of the issued and outstanding common stock of CEG.


Thirteen Weeks Ended March 25, 2001 Compared to Thirteen Weeks Ended March 26, 2000 (Unaudited)

         Net sales increased $3.4 million, or 1.2%, to $292.8 million for the thirteen weeks ended March 25, 2001 compared to $289.4 million for the thirteen weeks ended March 26, 2000. The following analysis includes sales from Sweetheart to Fonda and sales from Fonda to Sweetheart which were eliminated in consolidation.
Sweetheart results - Net sales increased $2.2 million, or 1.0%, (including sales to Fonda of $3.9 million for the thirteen weeks ended March 25, 2001 and $3.1 million for the thirteen weeks ended March 26, 2000) to $219.6 million for the thirteen weeks ended March 25, 2001 compared to $217.4 million for the thirteen weeks ended March 26, 2000, reflecting a 0.7% decrease in sales volume and a 1.7% increase in average realized sales price. Net sales to institutional foodservice customers increased 3.8%, reflecting a 1.2% decrease in sales volume and a 5.0% increase in average realized sales price. More specifically, the decrease in sales volume reflects a shift from high volume lower price products towards lower volume products with higher sales prices. Net sales to food packaging customers decreased 2.8% reflecting a 4.1% decrease in sales volume and a 1.3% increase in average realized sales price. This decrease is primarily due to industry consolidation and competition which resulted in a decrease in demand from large food packaging customers.
Fonda results - Net sales increased $1.7 million, or 2.2%, (including sales to Sweetheart of $2.5 million for the thirteen weeks ended March 25, 2001 and $3.3 million for the thirteen weeks ended March 26, 2000) to $79.8 million for the thirteen weeks ending March 25, 2001, compared to $78.1 million for the thirteen weeks ending March 26, 2000, reflecting an 8.4% increase in average realized sales price partially offset by a 6.2% decrease in sales volume. Net sales to consumer foodservice customers increased 5.0%, resulting from a 10.6% increase in average realized sales price, partially offset by a decrease in sales volume of 5.6%. Net sales to institutional foodservice customers decreased 1.3%, resulting from a 6.0% increase in average realized sales price, partially offset by a 7.3% decrease in sales volume. Selling prices to both consumer and institutional customers were positively affected by increases in raw material costs that were passed through to customers as well as more competitive market conditions. These favorable price increases were offset by lower volumes due to competitive market conditions and Fonda's decision to reduce sales to certain consumer customers experiencing deteriorating credit conditions; however, these lower volumes were partially offset by additional volume from the Springprint acquisition.

         Gross profit decreased $8.3 million, or 19.8%, to $33.6 million for the thirteen weeks ended March 25, 2001 compared to $41.9 million for the thirteen weeks ended March 26, 2000. As a percentage of net sales, gross profit decreased to 11.5% for the thirteen weeks ended March 25, 2001 from 14.5% for the thirteen weeks ended March 26, 2000.
Sweetheart results - Gross profit decreased $8.3 million, or 29.3%, to $20.0 million for the thirteen weeks ended March 25, 2001 compared to $28.3 million for the thirteen weeks ended March 26, 2000. As a percentage of net sales, gross profit decreased to 9.1% for the thirteen weeks ended March 25, 2001 from 13.0% for the thirteen weeks ended March 26, 2000. The decrease in gross profit is primarily attributable to the effects of a sale-leaseback transaction. In the quarter ended June 25, 2000, Sweetheart sold certain production equipment in connection with a sale-leaseback transaction and is leasing this equipment under an operating lease ("the Sale-Leaseback Transaction"). The net proceeds from this sale were partially used to retire Sweetheart's Senior Secured Notes. This refinancing enabled Sweetheart to use a portion of its net operating loss carryforward and obtain more favorable financing. Consequently, cost of sales has increased due to higher rent expense which has been partially offset by lower depreciation expense. In addition, Sweetheart's historically higher interest expense has decreased. Specifically, rent expense increased by $4.0 million net of a reduction in depreciation. Additionally, gross profit declined due to an increase in energy costs of $1.8 million and an increase in additional warehousing costs of $0.9 million related to Sweetheart's Mid Atlantic Distribution Center.
Fonda results - Gross profit increased $0.1 million, or 0.7%, to $14.0 million for the thirteen weeks ending March 25, 2001, compared to $13.9 million for the thirteen weeks ending March 26, 2000. As a percentage of net sales, gross profit decreased from 17.8% for the thirteen weeks ending March 26, 2000 to 17.5% for the thirteen weeks ending March 25, 2001. Gross profit for the thirteen weeks ending March 25, 2001 was positively affected by increased selling prices which were partially offset by higher raw material and energy costs.

         Selling, general and administrative expenses were unchanged at $29.8 million for the thirteen weeks ending March 25, 2001 and for the thirteen weeks ending March 26, 2000.

         Other (income) expense, net was unchanged at $3.0 million of income for the thirteen weeks ending March 25, 2001 and for the thirteen weeks ending March 26, 2000.

         Operating income decreased $8.3 million, or 54.6%, to $6.9 million for the thirteen weeks ended March 25, 2001 compared to $15.2 million for the thirteen weeks ended March 26, 2000, due to the reasons stated above.

         Interest expense, net decreased $3.7 million, or 21.6%, to $13.4 million for the thirteen weeks ended March 25, 2001 compared to $17.1 million for the thirteen weeks ended March 26, 2000. This decrease is attributable to lower interest rates under both Sweetheart's and Fonda's respective revolving credit facilities and the June 2000 redemption of Sweetheart's Senior Secured Notes, as a result of the Sale-Leaseback Transaction.

         Net loss increased $1.9 million, or 86.4%, to $4.1 million for the thirteen weeks ended March 25, 2001 compared to $2.2 million for the thirteen weeks ended March 26, 2000, due to the reasons stated above.

Twenty-six Weeks Ended March 25, 2001 Compared to Twenty-six Weeks Ended March 26, 2000 (Unaudited)

         Net sales increased $24.1 million, or 4.0%, to $619.3 million for the twenty-six weeks ended March 25, 2001 compared to $595.2 million for the twenty-six weeks ended March 26, 2000. The following analysis includes sales from Sweetheart to Fonda and sales from Fonda to Sweetheart which were eliminated in consolidation.
Sweetheart results - Net sales increased $21.6 million, or 5.0%, (including sales to Fonda of $8.7 million for the twenty-six weeks ended March 25, 2001 and $6.6 million for the twenty-six weeks ended March 26, 2000) to $453.2 million for the twenty-six weeks ended March 25, 2001 compared to $431.6 million for the twenty-six weeks ended March 26, 2000, reflecting a 2.2% increase in sales volume and a 2.8% increase in average realized sales price. Net sales to institutional foodservice customers increased 6.5%, reflecting a 3.1% increase in sales volume and a 3.4% increase in average realized sales price. Net sales to food packaging customers decreased 1.5%, reflecting a 2.7% decrease in sales volume and a 1.2% increase in average realized sales price. This decrease is primarily due to industry consolidation and competition which resulted in a decrease in demand from large food packaging customers.
Fonda results - Net sales increased $4.3 million, or 2.4%, (including sales to Sweetheart of $5.0 million for the twenty-six weeks ended March 25, 2001 and $5.9 million for the twenty-six weeks ended March 26, 2000) to $179.9 million for the twenty-six weeks ending March 25, 2001, compared to $175.6 million for the twenty-six weeks ending March 26, 2000, reflecting a 9.6% increase in average realized sales price partially offset by a 7.2% decrease in sales volume. Net sales to consumer foodservice customers increased 0.9%, resulting from a 7.2% increase in average realized sales price, partially offset by a decrease in sales volume of 6.3%. Net sales to institutional foodservice customers increased 4.6%, resulting from a 13.5% increase in average realized sales price, partially offset by a 8.9% decrease in sales volume. Selling prices to both consumer and institutional customers were positively affected by increases in raw material costs that were passed through to customers as well as more competitive market conditions. These favorable price increases were offset by lower volumes due to competitive market conditions and Fonda's decision to reduce sales to certain consumer customers experiencing deteriorating credit conditions; however, these lower volumes were partially offset by additional volumes from the Springprint acquisition.

         Gross profit decreased $15.4 million, or 17.6%, to $72.1 million for the twenty-six weeks ended March 25, 2001 compared to $87.5 million for the twenty-six weeks ended March 26, 2000. As a percentage of net sales, gross profit decreased to 11.6% for the twenty-six weeks ended March 25, 2001 from 14.7% for the twenty-six weeks ended March 26, 2000.
Sweetheart results - Gross profit decreased $15.5 million, or 28.1%, to $39.7 million for the twenty-six weeks ended March 25, 2001 compared to $55.2 million for the twenty-six weeks ended March 26, 2000. As a percentage of net sales, gross profit decreased to 8.8% for the twenty-six weeks ended March 25, 2001 from 12.8% for the twenty-six weeks ended March 26, 2000. The decrease in gross profit is primarily attributable to higher rent expense due to the effects of the Sale-Leaseback Transaction. In the quarter ended June 25, 2000, Sweetheart sold certain production equipment in connection with the Sale-Leaseback Transaction. Sweetheart is leasing this equipment under an operating lease. The net proceeds from this sale were partially used to retire Sweetheart's Senior Secured Notes. This refinancing enabled Sweetheart to use a portion of its net operating loss carryforward and obtain more favorable financing. Consequently, cost of sales increased as a result of higher rent expense which has been partially offset by lower depreciation expense. In addition, Sweetheart's historically higher interest expense has decreased. Specifically, rent expense increased by $8.0 million net of a reduction in depreciation. Additionally, gross profit declined due to an increase in energy costs of $4.4 million, additional warehousing costs of $1.9 million related to Sweetheart's Mid Atlantic Distribution Center and increased freight costs of $0.7 million.
Fonda results - Gross profit increased $0.3 million, or 0.9%, to $33.1 million for the twenty-six weeks ending March 25, 2001, compared to $32.8 million for the twenty-six weeks ending March 26, 2000. As a percentage of net sales, gross profit decreased from 18.7% for the twenty-six weeks ending March 26, 2000 to 18.4% for the twenty-six weeks ending March 25, 2001. Gross profit for the twenty-six weeks ending March 25, 2001 was positively affected by increased selling prices which were partially offset by higher raw material and energy costs.

         Selling, general and administrative expenses decreased $1.4 million, or 2.3%, to $59.2 million for the twenty-six weeks ended March 25, 2001 compared to $60.6 million for the twenty-six weeks ended March 26, 2000. This change is attributable to a bad debt expense of $2.3 million which was recorded for the twenty-six weeks ended March 26, 2000 and a reduction in consulting fees of $1.2 million which was offset by an increase in wages of $1.7 million for Sweetheart. Also, this decrease resulted from a reduction in the Fonda workforce as a result of the CEG consolidation.

         Other (income) expense increased $4.8 million, or 300%, to income of $6.4 million for the twenty-six weeks ended March 25, 2001 compared to income of $1.6 million for the twenty-six weeks ended March 26, 2000. This change resulted from the amortization of $5.1 million of the deferred gain in conjunction with the Sale-Leaseback Transaction compared to a gain of $4.1 million from the sale of a warehouse facility which was partially offset by a one-time write-off of $1.0 million unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business for Sweetheart.

         Operating income decreased $9.2 million, or 32.3% to $19.3 million for the twenty-six weeks ended March 25, 2001 compared to $28.5 million for the twenty-six weeks ended March 26, 2000, due to the reasons stated above.

         Interest expense, net decreased $7.9 million, or 22.8%, to $26.8 million for the twenty-six weeks ended March 25, 2001 compared to $34.7 million for the twenty-six weeks ended March 26, 2000. This decrease is attributable to lower interest rates under both Sweetheart's and Fonda's respective revolving credit facilities and the June 2000 redemption of Sweetheart's Senior Secured Notes, as a result of the Sale-Leaseback Transaction.

         Net loss decreased $0.2 million, or 3.8%, to $5.0 million for the twenty-six weeks ended March 25, 2001 compared to $5.2 million for the twenty-six weeks ended March 26, 2000, due to the reasons stated above.


Liquidity And Capital Resources

         Historically, the Company's subsidiaries have relied on cash flow from operations, sale of non-core assets and borrowings to finance their respective working capital requirements, capital expenditures and acquisitions. The Company expects to continue this method of funding for its 2001 capital expenditures.

         Net cash from operating activities decreased $10.7 million to a use of $6.6 million in the twenty-six weeks ended March 25, 2001 compared to a source of $4.1 million in the twenty-six weeks ended March 26, 2000. This is primarily due to a reduction in accounts payable which resulted from a decrease in inventory purchases.

         Capital expenditures for the twenty-six weeks ended March 25, 2001 were $12.7 million compared to $14.8 million for the twenty-six weeks ended March 26, 2000. Capital expenditures in the twenty-six weeks ended March 25, 2001 included $4.9 million for new production equipment, $6.4 million on growth and expansion projects, with the remaining consisting primarily of routine capital improvements.

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

         Sweetheart has a revolving credit facility (the "U.S. Credit Facility") of $135 million subject to borrowing base limitations with a maturity of June 15, 2005 and a term loan of $25 million that requires equal monthly principal payments of $0.4 million through June 2005. Both the term loan and the revolving credit facility have an accelerated maturity date of July 1, 2003 if Sweetheart's Senior Subordinated Notes due September 1, 2003 are not refinanced before June 1, 2003. Borrowings under the revolving credit facility bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.00% or
(ii) a bank's base rate plus 0.25%, plus certain other fees. Borrowings under the term loan bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. The credit facility is collateralized by Sweetheart's inventories and receivables with the term loan portion of the credit facility further collateralized by certain production equipment. As of March 25, 2001, $28.7 million was available under such facility. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments.

         Sweetheart's Canadian subsidiary has a Credit Agreement (the "Canadian Credit Facility") which provides for a term loan facility of up to Cdn $10 million and a revolving credit facility of up to Cdn $10 million. Term loan borrowings under the Canadian Credit Facility are payable quarterly through May 2001 and revolving credit and term loan borrowings have a final maturity date of June 15, 2001. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily, a subsidiary of Sweetheart Cup, and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings and an index rate plus 2.50% with respect to the term loan borrowings. As of March 25, 2001, Cdn $1.4 million (approximately $0.9 million) was available under the Canadian Credit Facility. Sweetheart intends to refinance this debt prior to its maturity however, there can be no assurances that it will be able to obtain such refinancing on terms and conditions acceptable to Sweetheart.

         Fonda has a $55 million revolving credit facility subject to borrowing base limitations. The credit facility is collateralized by eligible accounts receivable, inventories, and certain general intangibles. The credit facility matures on September 30, 2001. Borrowings are available at the bank's prime rate plus 0.25% or at LIBOR plus 2.25% at the election of Fonda. At March 25, 2001, $40.4 million was outstanding and $14.6 million was the maximum remaining advance available based upon eligible collateral. Although Fonda intends to refinance this debt, there can be no assurances that Fonda will be able to obtain such refinancing on terms and conditions acceptable to Fonda.

         In addition to the revolving credit facility, Fonda's credit facility also includes a term loan of $5 million. This amount is payable in equal monthly installments through the maturity date of September 30, 2001. Borrowings under the term loan bear interest, at Fonda's election, equal to the bank's prime rate plus 0.5% or LIBOR plus 2.5%. The proceeds from this term loan were used to partially finance the purchase of Springprint.

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing, which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of Sweetheart. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of Sweetheart. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. Sweetheart has been in the process of paying out the termination liability and associated expenses and as of March 25, 2001, Sweetheart has disbursed $12.3 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $8.0 million, which amount has been fully reserved by Sweetheart.

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

         The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

         Management believes that cash generated by each of Sweetheart's and Fonda's operations, combined with amounts available under its respective credit facilities, in addition to funds generated by asset sales should be sufficient to fund each of Sweetheart's and Fonda's respective capital expenditures needs, debt service requirements, payments in conjunction with lease commitments and working capital needs, including Sweetheart's termination liabilities under the Plan in the next twelve months.


Net Operating Loss Carryforwards

         As of September 24, 2000, Sweetheart had approximately $32 million of net operating loss ("NOL") carry-forwards for federal income tax purposes, which expire in 2018. Although Sweetheart expects that sufficient taxable income will be generated in the future to realize these NOLs, there can be no assurance that future taxable income will be generated to utilized such NOLs.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         NONE

                           PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Reports on Form 8-K:

              A report on Form 8-K was filed on March 15, 2001 under Item 5 to announce a change in executive management.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.


                            SF HOLDINGS GROUP, INC.
                            (registrant)

Date:  May 1, 2001          By:  /s/ Hans H. Heinsen
       -----------               -------------------
                            Hans H. Heinsen
                            Senior Vice President,
                            Chief Financial Officer and Treasurer

                            (Principal Financial and Accounting Officer and Duly Authorized Officer)