Form 10-Q
period 2001-06-24
SF HOLDINGS GROUP INC
filed 2001-07-20
CIK 1059697

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 for the Thirty-nine Weeks Ended June 24, 2001

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

Yes [X] No [   ]


        The number of shares outstanding of the Registrant's common stock as of July 20, 2001:
 SF Holdings Group, Inc. Class A Common Stock, $0.001 par value - 562,583 shares SF Holdings Group, Inc. Class B Common Stock, $0.001 par value - 56,459 shares SF Holdings Group, Inc. Class C Common Stock, $0.001 par value - 39,900 shares


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             SF HOLDINGS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                              (Unaudited)
                                                                June 24,            September 24,
                                                                  2001                   2000
                                                             -------------        -----------------

                               Assets
Current assets:
  Cash and cash equivalents                                    $   7,242              $   6,352
  Cash in escrow                                                   1,064                    300
  Receivables, less allowances of $4,156 and $3,534,
    respectively                                                 164,084                155,684
  Due from affiliates                                              1,995                  1,286
  Inventories                                                    223,804                226,657
  Deferred income taxes                                           24,454                 24,347
  Refundable income taxes                                            843                    622
  Spare parts                                                     26,415                 24,066
  Other current assets                                             9,370                  6,428
                                                               ----------             ----------
    Total current assets                                         459,271                445,742

Property, plant and equipment, net                               273,002                263,368

Deferred income taxes                                             37,100                 37,694
Spare parts                                                        8,632                  8,313
Goodwill, net                                                    109,826                106,108
Other assets                                                      17,225                 19,904
                                                               ----------             ----------

    Total assets                                               $ 905,056              $ 881,129
                                                               ==========             ==========

                      Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable                                             $  93,941              $  91,068
  Accrued payroll and related costs                               46,383                 55,486
  Other current liabilities                                       56,882                 56,114
  Current portion of deferred gain on sale of assets              10,275                 10,275
  Current portion of long-term debt                               41,782                 57,266
                                                               ----------             ----------
    Total current liabilities                                    249,263                270,209

Commitments and contingencies  (See Notes)

Deferred income taxes                                              4,209                  4,209
Long-term debt                                                   485,280                434,967
Deferred gain on sale of assets                                   86,241                 93,948
Other liabilities                                                 54,997                 57,511
                                                               ----------             ----------
    Total liabilities                                            879,990                860,844
                                                               ----------             ----------

Exchangeable preferred stock                                      46,444                 41,794
Preferred Stock B, Series 2                                       15,000                 15,000
Minority interest in subsidiaries                                  6,105                  3,169
Redeemable common stock                                            2,338                  2,286
Shareholders' deficit                                            (44,821)               (41,964)
                                                               ----------             ----------

    Total liabilities and shareholders' deficit                $ 905,056              $ 881,129
                                                               ==========             ==========

          See accompanying Notes to Consolidated Financial Statements.

                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)


                                                          For the             For the             For the             For the
                                                         Thirteen            Thirteen           Thirty-nine         Thirty-nine
                                                        weeks ended         weeks ended         weeks ended         weeks ended
                                                         June 24,            June 25,            June 24,           June 25,
                                                            2001                2000                2001               2000
                                                      ---------------     ---------------     ---------------     --------------
Net sales                                                $ 342,072           $ 346,579           $ 961,368           $ 941,773
Cost of sales                                              291,661             291,358             838,817             799,064
                                                         ----------          ----------          ----------          ----------

  Gross profit                                              50,411              55,221             122,551             142,709

Selling, general and administrative expenses                24,939              26,347              84,146              86,908
Restructuring expense                                          407                 500                 407                 500
Other income, net                                           (1,301)               (174)             (7,679)             (1,738)
                                                         ----------          ----------          ----------          ----------

  Operating income                                          26,366              28,548              45,677              57,039

Interest expense, net of interest income of $-,
  $147, $89 and $414, respectively                          13,343              18,713              40,171              53,413
                                                         ----------          ----------          ----------          ----------
  Income before income tax expense,
    minority interest and  extraordinary loss               13,023               9,835               5,506               3,626

Income tax expense                                           5,441               4,255               2,949               2,404

Minority interest in subsidiaries                              931                 837                 873               1,183
                                                         ----------          ----------          ----------          ----------

  Income before extraordinary loss                           6,651               4,743               1,684                  39

Extraordinary loss on debt extinguishment (net
  of income tax benefit of $225 and $575
  respectively)                                                  -                 337                   -                 862
                                                         ----------          ----------          ----------          ----------

  Net income (loss)                                          6,651               4,406               1,684                (823)

Payment-in-kind dividends on exchangeable
  preferred stock                                            1,584               1,390               4,650               4,067
                                                         ----------          ----------          ----------          ----------


  Net income (loss) applicable to
    common stockholders                                   $   5,067           $   3,016           $  (2,966)          $  (4,890)

                                                         ==========          ==========          ==========          ==========

Comprehensive income (loss):
  Net income (loss)                                      $   6,651           $   4,406           $   1,684           $    (823)
  Foreign currency translation adjustment                      524                (148)                  1                (266)
  Minimum pension liability adjustment (net
    of income tax expense (benefit) of $261,
    $(49),  $(247) and $(51), respectively)                    392                 (73)               (370)                (77)
                                                         ----------          ----------          ----------          ----------

  Comprehensive income (loss)                            $   7,567           $   4,185           $   1,315           $  (1,166)
                                                         ==========          ==========          ==========          ==========


          See accompanying Notes to Consolidated Financial Statements.

                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                               For the Thirty-nine       For the Thirty-nine
                                                                   weeks ended               weeks ended
                                                                  June 24, 2001             June 25, 2000
                                                             -----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                                 $  1,684                  $    (823)
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                     25,138                     40,405
    Amortization of deferred gain                                     (7,707)                      (245)
    Interest accreted on debt                                         10,346                      8,831
    Deferred income tax benefit                                        2,949                      1,857
    Gain on sale of assets                                              (427)                    (4,109)
    Minority interest in subsidiaries                                    873                      1,183
  Changes in operating assets and liabilities (net of business acquisitions):
    Receivables                                                       (5,346)                   (12,549)
    Due from affiliates                                                 (709)                        (5)
    Inventories                                                        8,359                    (21,938)
    Other current assets                                              (5,786)                     2,499
    Accounts payable and accrued expenses                            (21,601)                     5,518
    Other, net                                                        (2,289)                      (959)
                                                                    ---------                 ----------
      Net cash provided by operating activities                        5,484                     19,665
                                                                    ---------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                         (21,690)                   (20,745)
  Payments for business acquisitions                                 (18,827)                   (12,411)
  Proceeds from sale of property, plant and equipment                    369                    220,921
                                                                    ---------                 ----------
      Net cash (used in) provided by  investing activities           (40,148)                   187,765
                                                                    ---------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities                             37,394                     25,602
  Repayments of other debt                                            (5,736)                  (228,733)
  Borrowing for business acquisition                                   5,000                          -
  Redemption of minority interest                                       (340)                         -
  Decrease in restricted cash                                           (764)                         -
                                                                    ---------                 ----------
      Net cash provided by (used in) financing activities             35,554                   (203,131)
                                                                    ---------                 ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                890                      4,299

CASH AND CASH EQUIVALENTS, beginning of period                         6,352                      4,180
                                                                    ---------                 ----------

CASH AND CASH EQUIVALENTS, end of period                            $  7,242                  $   8,479
                                                                    =========                 ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

        Interest paid                                               $ 23,202                  $  39,375
                                                                    =========                 ==========

        Income taxes paid                                           $    619                  $   1,209
                                                                    =========                 ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

       Note payable associated with business acquisition            $      -                  $   2,914
                                                                    =========                 ==========

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


(2)  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the balance sheet. The adoption of SFAS No. 133 did not have an impact on the consolidated financial statements.

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


(3)  INVENTORIES

     The components of inventories are as follows (in thousands):

                                        (Unaudited)
                                         June 24,             September 24,
                                           2001                   2000
                                     ----------------       -----------------

Raw materials and supplies              $   61,464             $   66,941
Finished products                          150,885                148,231
Work in progress                            11,455                 11,485
                                        ----------             ----------
  Total inventories                     $  223,804             $  226,657
                                        ==========             ==========

(4)  RELATED PARTY TRANSACTIONS

     During the thirty-nine weeks ending June 24, 2001, the Company sold $5.5 million of scrap paper to Fibre Marketing Group, LLC ("Fibre Marketing"). Included in accounts receivable as of June 24, 2001 was $2.5 million due from Fibre Marketing. Other sales, if any, to affiliates during the thirty-nine weeks ending June 24, 2001 were not significant.

     During the thirty-nine weeks ending June 25, 2000, the Company sold $5.5 million of scrap paper to Fibre Marketing. Included in accounts receivable as of June 25, 2000 was $1.0 million due from Fibre Marketing. Other sales, if any, to affiliates during the thirty-nine weeks ending June 25, 2000 were not significant.

     During the thirty-nine weeks ending June 24, 2001, the Company purchased $5.7 million of corrugated containers from Box USA Group, Inc. ("Box USA"), formerly known as Four M Corporation, and $0.8 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of June 24, 2001, was $0.5 million due to Box USA. Other purchases from affiliates, if any, during the thirty-nine weeks ending June 24, 2001 were not significant. During the period ended June 24, 2001, the Company paid $1.3 million and $0.9 million of rental payments to D&L Development, LLC and D&L Andover Property, LLC, respectively. The Company's Chief Executive Officer has an interest in both entities.

     During the thirty-nine weeks ending June 25, 2000, the Company purchased $7.4 million of corrugated containers and services from Box USA and $0.7 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of June 25, 2000, was $0.5 million due to Box USA. Other purchases from affiliates, if any, during the thirty-nine weeks ending June 25, 2000 were not significant.

     The Company leases a building in Jacksonville, Florida from Dennis Mehiel, the Company's Chief Executive Officer, on terms the Company believes are no less favorable than could be obtained from independent third parties and were negotiated on an arm's length basis. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, Mr. Mehiel can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the Company terminated its operations at this facility and is currently subleasing the entire facility to an unrelated third party. Rent expense, net of sublease income on the portion of the premises subleased, is not significant.

     All of the above referenced affiliates, other than the D&L entities, are under the common control of the Company's Chief Executive Officer or a director of the Company.


(5)  BUSINESS ACQUISITIONS

     On April 5, 2001, Sweetheart purchased an 80% interest in Global Cup, S.A. De C.V. and its subsidiaries ("Global Cup"). Global Cup manufactures, distributes and sells paper cups and lids throughout Mexico and exports to other Latin American countries. Sweetheart has assumed the liabilities and obligations of Global Cup arising under contracts or leases that are either assets purchased by Sweetheart or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $12.2 million which was paid in cash, subject to post-closing adjustments. The Global Cup acquisition has preliminarily resulted in goodwill as of June 24, 2001 of $3.9 million which is being amortized over 20 years. Amounts and allocations of costs recorded may require adjustment based upon information coming to the attention of Sweetheart that is not currently available.

     On September 25, 2000, pursuant to an asset purchase agreement dated August 9, 2000 (the "Springprint Agreement"), Fonda purchased substantially all of the property, plant and equipment, intangibles and net working capital of Springprint Medallion, a division of Marcal Paper Mills, Inc. ("Springprint"). In addition, pursuant to the Springprint Agreement, Fonda has assumed the liabilities and obligations of Springprint arising under contracts or leases that are either assets purchased by the Company or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $6.7 million which was paid in cash. The Springprint acquisition has resulted in goodwill of $3.2 million which is being amortized over 20 years.

     On May 15, 2000, Sweetheart acquired Sherwood, a manufacturer of paper cups, containers and cup making equipment. Pursuant to a certain Stock Purchase Agreement among Sweetheart Cup and the stockholders of Sherwood, Sweetheart Cup acquired all of the issued and outstanding capital stock (the "Sherwood Acquisition") of Sherwood and its subsidiaries for an aggregate purchase price of $16.8 million of which $12.1 million was paid in cash. As part of the purchase price, Sweetheart Cup issued to the stockholders of Sherwood promissory notes due May 2005 in an aggregate principal amount of $4.7 million and a present value of $2.7 million. Sweetheart Cup also assumed $9.3 million of Sherwood debt, which was paid in full on June 15, 2000. The Sherwood Acquisition has resulted in goodwill as of June 24, 2001 of $10.7 million, which is being amortized over 20 years.

     The above acquisitions have been accounted for under the purchase method and the results have been included in the consolidated statements of operations since the date of acquisition.

(6)  LONG-TERM DEBT OBLIGATIONS

     On June 19, 2001, Sweetheart's Canadian subsidiary refinanced its credit agreement (the "Canadian Credit Facility") which provides for a term loan facility of up to Cdn $15 million and a revolving credit facility of up to Cdn $15 million. The term loan borrowings are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily, a subsidiary of Sweetheart Cup, ("Lily") and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit facility and an index rate plus 2.00% with respect to the term loan borrowings. As of June 24, 2001, Cdn $6.6 million (approximately US $4.4 million) was available under the Canadian Credit Facility.


(7)  SF HOLDINGS STOCK COMPENSATION PLAN

     During the thirty-nine weeks ended June 24, 2001, the Company adopted the SF Holdings Group, Inc. Share Incentive Plan ("the Share Incentive Plan") in which the Company may grant options to its employees to purchase up to 95,995 shares of the Company's class D common stock. The Company has reserved 95,995 shares of class D common stock for issuance upon exercise of these options. The exercise price of each option is determined by the Company at the date of grant and an option's maximum term is 10 years. The options vest over a period of three years.

     During the thirty-nine weeks ended June 24, 2001, the Company granted options to purchase an aggregate of 40,137 shares of its class D common stock to certain employees. Certain of the exercise prices of the options were below the fair market value of the Company's common stock at the date of the grant. During the three year vesting period, these discounts of $1.6 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to the Company's stock options was $0.9 million for the thirty-nine weeks ended June 24, 2001.


(8)  RESTRUCTURING EXPENSE

     During the thirty-nine weeks ended June 24, 2001, Fonda established a restructuring reserve of $0.4 million in conjunction with the consolidation of the Creative Expression Group, Inc.'s ("CEG") an affiliate of administrative offices in Indianapolis, Indiana with Fonda's administrative offices in Oshkosh, Wisconsin. This closing includes the elimination of approximately 40 positions.

     During the thirty-nine weeks ended June 25, 2000, Fonda established a restructuring reserve of $0.5 million in conjunction with the November 2000 closing of a manufacturing facility in Maspeth, New York. This closing included the elimination of approximately 130 positions.


(9)  OTHER (INCOME) EXPENSE

     During the thirty-nine weeks ended June 24, 2001, Sweetheart recognized a $7.7 million gain from the amortization of the deferred gain in connection with a sale-leaseback transaction. In the quarter ended June 25, 2000, Sweetheart sold certain production equipment in connection with a sale-leaseback transaction. Sweetheart is leasing this equipment under an operating lease. The net proceeds from this sale were partially used to retire the Sweetheart's Senior Secured Notes ("Sale-Leaseback Transaction"). Also, during the thirty-nine weeks ended June 24, 2001, Sweetheart recognized $1.1 million of expense in association with the relocation of a manufacturing facility from Somerville, Massachusetts to North Andover, Massachusetts.

     During the thirty-nine weeks ended June 25, 2000, Sweetheart realized a $4.1 million gain on the sale of a warehouse facility in Owings Mills, Maryland. This gain was partially offset by a write-off of a $1.0 million unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business due to the bankruptcy of the borrower.


(10) EXTRAORDINARY LOSS

     During the thirty-nine weeks ended June 25, 2000, CEG retired its long-term debt in conjunction with the CEG Asset Purchase Agreement. As a result, Fonda charged $915,000 or $549,000 net of income tax benefit, to results of operations as an extraordinary loss. This amount represented the unamortized deferred financing fees and other expenses pertaining to such debt.


(11) CONTINGENCIES

     A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing, which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of Sweetheart. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of Sweetheart. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. Sweetheart has been in the process of paying out the termination liability and associated expenses and as of June 24, 2001, Sweetheart has disbursed $12.6 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $7.4 million, which amount has been fully reserved by Sweetheart.

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


(12) BUSINESS SEGMENTS

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


                                                     For the Thirteen        For the Thirteen
                                                       weeks ended             weeks ended
                                                      June 24, 2001           June 25, 2000
                                                  ----------------------  ---------------------
Net sales:
  Sweetheart                                            $ 263,768               $ 264,605
  Fonda                                                    88,387                  89,702
  Corporate and  eliminations                             (10,083)                 (7,728)
                                                        ----------              ----------
    Net  Sales                                          $ 342,072               $ 346,579
                                                        ==========              ==========

Income from operations excluding other
(income) expense:
  Sweetheart                                            $  18,732               $  24,022
  Fonda                                                     6,623                   4,268
  Corporate and  eliminations                                (290)                     84
                                                        ----------              ----------
    Income from operations                              $  25,065               $  28,374
                                                        ==========              ==========

                                                  For the Thirty-nine     For the Thirty-nine
                                                       weeks ended             weeks ended
                                                      June 24, 2001           June 25, 2000
                                                ----------------------- -----------------------
Net sales:
  Sweetheart                                            $ 716,964               $ 696,200
  Fonda                                                   268,326                 265,337
  Corporate and  eliminations                             (23,922)                (19,764)
                                                        ----------              ----------
    Net  Sales                                          $ 961,368               $ 941,773
                                                        ==========              ==========

Income from operations excluding other (income) expense:
  Sweetheart                                            $  22,722               $  42,530
  Fonda                                                    16,262                  12,797
  Corporate and  eliminations                                (986)                    (26)
                                                        ----------              ----------
    Income from operations                              $  37,998               $  55,301
                                                        ==========              ==========


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


Recent Developments

     On April 5, 2001, Sweetheart purchased an 80% interest in Global Cup, S.A. De C.V. and its subsidiaries ("Global Cup"). Global Cup manufactures, distributes and sells paper cups and lids throughout Mexico and exports to other Latin American countries. Sweetheart has assumed the liabilities and obligations of Global Cup arising under contracts or leases that are either assets purchased by Sweetheart or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $12.2 million which was paid in cash, subject to post-closing adjustments. The Global Cup acquisition has preliminarily resulted in goodwill as of June 24, 2001 of $3.9 million which is being amortized over 20 years. Amounts and allocations of costs recorded may require adjustment based upon information coming to the attention of Sweetheart that is not currently available.

     The Global Cup acquisition has been accounted for under the purchase method and the results have been included in the consolidated statements of operations since the date of acquisition.


Thirteen Weeks Ended June 24, 2001 Compared to Thirteen Weeks Ended June 25, 2000 (Unaudited)

     Net sales decreased $4.5 million, or 1.3%, to $342.1 million for the thirteen weeks ended June 24, 2001 compared to $346.6 million for the thirteen weeks ended June 25, 2000. The following analysis includes sales from Sweetheart to Fonda and sales from Fonda to Sweetheart which were eliminated in consolidation.

Sweetheart results:
     Net sales decreased $0.8 million, or 0.3%, to $263.8 million for the thirteen weeks ended June 24, 2001 compared to $264.6 million for the thirteen weeks ended June 25, 2000, reflecting a 0.6% increase in sales volume and a 0.9% decrease in average realized price. Net sales to institutional foodservice customers decreased 0.6%, reflecting a 0.4% increase in sales volume and a 1.0% decrease in average realized sales price. The volume increase resulted from the incremental sales obtained from the Global Cup acquisition and the sales price decrease resulted from competitive market pressures which were partially offset by a shift in product mix. Net sales to food packaging customers increased 2.4% reflecting a 2.6% increase in sales volume and a 0.2% decrease in average realized sales price.

Fonda results:
     Net sales decreased $1.3 million, or 1.4%, to $88.4 million for the thirteen weeks ending June 24, 2001 compared to $89.7 million for the thirteen weeks ending June 25, 2000, reflecting a 2.7% increase in average realized sales price partially offset by a 4.1% decrease in sales volume. Net sales to consumer foodservice customers decreased 7.9%, resulting from a 0.8% increase in average realized sales price and an decrease in sales volume of 8.7%. Net sales to consumer foodservice customers was negatively impacted by more competitive market conditions and Fonda's decision to reduce sales to certain customers experiencing deteriorating credit conditions. Net sales to institutional foodservice customers increased 8.4%, resulting from a 0.5% increase in average realized sales price and a 7.9% increase in sales volume. This increase in institutional foodservice customers volumes is primarily attributed to the Springprint acquisition.

     Gross profit decreased $4.8 million, or 8.7%, to $50.4 million for the thirteen weeks ended June 24, 2001 compared to $55.2 million for the thirteen weeks ended June 25, 2000. As a percentage of net sales, gross profit decreased to 14.7% for the thirteen weeks ended June 24, 2001 from 15.9% for the thirteen weeks ended June 25, 2000.

Sweetheart results:
     Gross profit decreased $4.8 million, or 12.5%, to $33.6 million for the thirteen weeks ended June 24, 2001 compared to $38.4 million for the thirteen weeks ended June 25, 2000. As a percentage of net sales, gross profit decreased to 12.7% for the thirteen weeks ended June 24, 2001 from 14.5% for the thirteen weeks ended June 25, 2000. The decrease in gross profit is primarily attributable to the effects of a sale-leaseback transaction. In the quarter ended June 25, 2000, Sweetheart sold certain production equipment in connection with a sale-leaseback transaction. Sweetheart is leasing this equipment under an operating lease ("Sale-Leaseback Transaction"). The net proceeds from this sale were partially used to retire Sweetheart's Senior Secured Notes. This refinancing enabled Sweetheart to use a portion of its net operating loss carryforward and obtain more favorable financing. Consequently, cost of sales has increased due to higher rent expense which has been partially offset by lower depreciation expense and historically higher interest expense has been lowered. Specifically, rent expense associated with this transaction was $4.0 million greater than the reduction in depreciation. Additionally, gross profit declined due to an increase in energy costs of $1.0 million and transportation costs of $1.9 million.

Fonda results:
     Gross profit increased $0.1 million, or 0.6%, to $17.1 million for the thirteen weeks ending June 24, 2001 compared to $17.0 million for the thirteen weeks ending June 25, 2000. As a percentage of net sales, gross profit increased from 18.9% for the thirteen weeks ending June 25, 2000 to 19.4% for the thirteen weeks ending June 24, 2001. Gross profit for the thirteen weeks ending June 24, 2001 was positively affected by increased selling prices, which were partially offset by higher raw material and energy costs.

     Selling, general and administrative expenses decreased $1.4 million, or 5.3%, to $24.9 million for the thirteen weeks ended June 24, 2001 compared to $26.3 million for the thirteen weeks ended June 25, 2000 primarily as a result of a decrease in the workforce resulting from the CEG consolidation at Fonda.

     Other (income) expense, net increased $1.1 million, or 550%, to income of $1.3 million for the thirteen weeks ended June 24, 2001 compared to income of $0.2 million for the thirteen weeks ended June 25, 2000. This change resulted from the amortization of the deferred gain in connection with the Sale-Leaseback Transaction of $2.6 million for the thirteen weeks ended June 24, 2001 compared to $0.3 million for the thirteen weeks ended June 25, 2000 for Sweetheart. In addition, Sweetheart incurred $0.4 million in costs associated with the relocation of the Somerville manufacturing facility to North Andover, Massachusetts.

     Restructuring expense decreased $0.1 million, or 20%, to $0.4 million for the thirteen weeks ended June 24, 2001 compared to $0.5 million for the thirteen weeks ended June 25, 2000. In the thirteen weeks ending June 24, 2001, Fonda recorded a $0.4 million reserve in conjunction with the consolidation of the CEG administrative office. In the thirteen weeks ended June 25, 2000, Fonda established a restructuring reserve of $0.5 million in conjunction with the closing of a manufacturing facility in Maspeth, New York.

     Operating income decreased $2.1 million, or 7.4%, to $26.4 million for the thirteen weeks ended June 24, 2001 compared to $28.5 million for the thirteen weeks ended June 25, 2000, due to the reasons stated above.

     Interest expense, net decreased $5.4 million, or 28.9%, to $13.3 million for the thirteen weeks ended June 24, 2001 compared to $18.7 million for the thirteen weeks ended June 25, 2000. This decrease is attributable to lower interest rates under both Sweetheart's and Fonda's respective revolving credit facilities and the June 2000 redemption of Sweetheart's Senior Secured Notes, as a result of the Sale-Leaseback Transaction.

     Net income (loss) increased $2.3 million, or 52.3%, to $6.7 million for the thirteen weeks ended June 24, 2001 compared to income of $4.4 million for the thirteen weeks ended June 25, 2000, due to the reasons stated above.


Thirty-nine Weeks Ended June 24, 2001 Compared to Thirty-nine Weeks Ended June 25, 2000 (Unaudited)

     Net sales increased $19.6 million, or 2.1%, to $961.4 million for the thirty-nine weeks ended June 24, 2001 compared to $941.8 million for the thirty-nine weeks ended June 25, 2000. The following analysis includes sales from Sweetheart to Fonda and sales from Fonda to Sweetheart which were eliminated in consolidation.

Sweetheart results:
     Net sales increased $20.8 million, or 3.0%, to $717.0 million for the thirty-nine weeks ended June 24, 2001 compared to $696.2 million for the thirty-nine weeks ended June 25, 2000, reflecting a 1.8% increase in sales volume and a 1.2% increase in average realized sales price. Net sales to institutional foodservice customers increased 3.3%, reflecting a 2.1% increase in sales volume and a 1.2% increase in average realized sales price. The volume increase resulted from the incremental sales obtained from the Global Cup acquisition. Selling prices were positively impacted by a shift in product mix. Net sales to packaging customers did not change significantly.

Fonda results:
     Net sales increased $3.0 million, or 1.1%, to $268.3 million for the thirty-nine weeks ending June 24, 2001 compared to $265.3 million for the thirty-nine weeks ending June 25, 2000, reflecting a 5.7% increase in average realized sales price partially offset by a 4.6% decrease in sales volume. Net sales to consumer foodservice customers decreased 7.2%, resulting from a 4.4% increase in average realized sales price, offset by a decrease in sales volume of 11.6%. Net sales to consumer foodservice customers was negatively impacted by more competitive market conditions and Fonda's decision to reduce sales to certain customers experiencing deteriorating credit conditions, offset partially by a more favorable product mix. Net sales to institutional foodservice customers increased 14.4%, resulting from a 0.4% increase in average realized sales price, combined with a 14.0% increase in sales volume. This increase in institutional foodservice customers volumes is primarily attributed to the Springprint acquisition.

     Gross profit decreased $20.1 million, or 14.1%, to $122.6 million for the thirty-nine weeks ended June 24, 2001 compared to $142.7 million for the thirty-nine weeks ended June 25, 2000. As a percentage of net sales, gross profit decreased to 12.8% for the thirty-nine weeks ended June 24, 2001 from 15.2% for the thirty-nine weeks ended June 25, 2000.

Sweetheart results:
     Gross profit decreased $20.3 million, or 21.7%, to $73.3 million for the thirty-nine weeks ended June 24, 2001 compared to $93.6 million for the thirty-nine weeks ended June 25, 2000. As a percentage of net sales, gross profit decreased to 10.2% for the thirty-nine weeks ended June 24, 2001 from 13.4% for the thirty-nine weeks ended June 25, 2000. The decrease in gross profit is partially attributable to the effects of the Sale-Leaseback Transaction. In the thirteen weeks ended June 25, 2000, Sweetheart sold certain production equipment in connection with a Sale-Leaseback Transaction. Sweetheart is leasing this equipment under an operating lease. The net proceeds from this sale were partially used to retire Sweetheart's Senior Secured Notes. This refinancing enabled Sweetheart to use a portion of its Net Operating Loss Carryforward and obtain more favorable financing. Consequently, cost of sales has increased due to higher rent expense which has been partially offset by lower depreciation expense and historically higher interest expense has been lowered. Specifically, rent expense increased by $12.0 million net of a reduction in depreciation. Additionally, gross profit declined due to an increase in energy costs of $4.4 million and transportation costs of $4.9 million.

Fonda results:
     Gross profit increased $0.4 million, or 0.8%, to $50.2 million for the thirty-nine weeks ending June 24, 2001 compared to $49.8 million for the thirty-nine weeks ending June 25, 2000. As a percentage of net sales, gross profit decreased from 18.8% for the thirty-nine weeks ending June 25, 2000 to 18.7% for the thirty-nine weeks ending June 24, 2001. Gross profit for the thirty-nine weeks ending June 24, 2001 was positively affected by increased selling prices, which was entirely offset by higher raw material and energy costs.

     Selling, general and administrative expenses decreased $2.8 million, or 3.2%, to $84.1 million for the thirty-nine weeks ended June 24, 2001 compared to $86.9 million for the thirty-nine weeks ended June 25, 2000. This change is primarily attributable to a bad debt expense of $2.3 million, which was recorded by Sweetheart for the thirty-nine weeks ended June 25, 2000, a reduction in Sweetheart's consulting fees of $1.2 million and a decrease in Fonda's workforce resulting from the CEG consolidation and a reduction in selling expenses.

     Other (income) expense, net increased $6.0 million, or 352.9%, to income of $7.7 million for the thirty-nine weeks ended June 24, 2001 compared to income of $1.7 million for the thirty-nine weeks ended June 25, 2000. This change resulted from the amortization of $7.7 million of the deferred gain in conjunction with the Sale-Leaseback Transaction for the thirty-nine weeks ended June 24, 2001 compared to a gain of $4.1 million from the sale of a warehouse facility which was partially offset by a write-off of $1.0 million unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business for the thirty-nine weeks ended June 25, 2000. Additionally, Sweetheart incurred $1.1 million in costs associated with the relocation of the Somerville manufacturing facility to North Andover, Massachusetts.

     Restructuring expense decreased $0.1 million, or 20%, to $0.4 million for the thirty-nine weeks ended June 24, 2001 compared to $0.5 million for the thirty-nine weeks ended June 25, 2000. In the thirty-nine weeks ending June 24, 2001, Fonda recorded a $0.4 million reserve in conjunction with the consolidation of the CEG administrative office. In the thirty-nine weeks ended June 25, 2000, Fonda established a restructuring reserve of $0.5 million in conjunction with the closing of a manufacturing facility in Maspeth, New York.

     Operating income decreased $11.3 million, or 19.8% to $45.7 million for the thirty-nine weeks ended June 24, 2001 compared to $57.0 million for the thirty-nine weeks ended June 25, 2000, due to the reasons stated above.

     Interest expense, net decreased $13.2 million, or 24.7%, to $40.2 million for the thirty-nine weeks ended June 24, 2001 compared to $53.4 million for the thirty-nine weeks ended June 25, 2000. This decrease is attributable to lower interest rates under both Sweetheart's and Fonda's respective revolving credit facilities and the June 2000 redemption of Sweetheart's Senior Secured Notes, as a result of the Sale-Leaseback Transaction.

     Net income (loss) increased $2.5 million, or 312.5%, to income of $1.7 million for the thirty-nine weeks ended June 24, 2001 compared to a loss of $0.8 million for the thirty-nine weeks ended June 25, 2000, due to the reasons stated above.


Liquidity And Capital Resources

     Historically, the Company's subsidiaries have relied on cash flow from operations, sale of non-core assets and borrowings to finance their respective working capital requirements, capital expenditures and acquisitions. The Company expects to continue this method of funding for its 2001 capital expenditures.

     Net cash from operating activities decreased $14.2 million to $5.5 million in the thirty-nine weeks ended June 24, 2001 compared to $19.7 million in the thirty-nine weeks ended June 25, 2000. The decrease is primarily due to increased rent expense associated with the Sale-Leaseback Transaction and a reduction in accounts payable and accrued expenses.

     Capital expenditures for the thirty-nine weeks ended June 24, 2001 were $21.7 million compared to $20.7 million for the thirty-nine weeks ended June 25, 2000. Capital expenditures in the thirty-nine weeks ended June 24, 2001 included $7.5 million for new production equipment, $10.5 million on growth and expansion projects, with the remaining consisting primarily of routine capital improvements.

     Pursuant to a lease dated as of June 1, 2000 ("the Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), as trustee, Sweetheart Cup leases the production equipment sold in connection with the Sale-Leaseback Transaction from State Street as owner trustee for several owner participants, through November 9, 2010. Sweetheart Cup has the option to renew the Lease for up to four consecutive renewal terms of two years each. Sweetheart Cup also has the option to purchase such equipment for fair market value either at the conclusion of the Lease term or at a fixed purchase price of $134.7 million on November 21, 2006. Sweetheart's obligations under the Lease are collateralized by substantially all of Sweetheart's property, plant and equipment owned as of June 15, 2000. The Lease contains various covenants, which prohibit, or limit, among other things, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness and certain other business activities.

     Sweetheart is accounting for the Sale-Leaseback Transaction as an operating lease, expensing the $32.0 million annualized rental payments and removing the property, plant and equipment sold from its balance sheet. A deferred gain of $107.0 million was realized from this sale and will be amortized over 125 months, which is the term of the Lease.

     Sweetheart has a revolving credit facility of $135 million subject to borrowing base limitations with a maturity of June 15, 2005 and a term loan of $25 million that requires equal monthly principal payments of $0.4 million through June 2005. Both the term loan and the revolving credit facility have an accelerated maturity date of July 1, 2003 if Sweetheart's Senior Subordinated Notes due September 1, 2003 are not refinanced before June 1, 2003. Borrowings under the revolving credit facility bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.00% or (ii) a bank's base rate plus 0.25%, plus certain other fees. Borrowings under the term loan bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. The credit facility is collateralized by Sweetheart's inventories and receivables with the term loan portion of the credit facility further collateralized by certain production equipment. As of June 24, 2001, $18.7 million was available under such facility and the current balance of the term loan was $14.2 million. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. On June 22, 2001, the Company has received a commitment letter to increase the revolving credit facility by $10 million, subject to the execution of an amendment to the credit agreement.

     Sweetheart's Canadian subsidiary has a credit agreement (the "Canadian Credit Facility") which was refinanced on June 19, 2001 and provides for a term loan facility of up to Cdn $15 million and a revolving credit facility of up to Cdn $15 million. The term loan borrowings under the Canadian Credit Facility are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily, a subsidiary of Sweetheart Cup, ("Lily") and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit borrowings and an index rate plus

2.00% with respect to the term loan borrowings. As of June 24, 2001, Cdn $6.6 million (approximately US $4.4 million) was available under the Canadian Credit Facility.

     Fonda has a $55 million revolving credit facility subject to borrowing base limitations. The credit facility is collateralized by eligible accounts receivable, inventories, and certain general intangibles. The credit facility matures on September 30, 2001. Borrowings are available at the bank's prime rate plus 0.25% or at LIBOR plus 2.25% at the election of Fonda. At June 24, 2001, $29.8 million was outstanding and $25.2 million was the maximum remaining advance available based upon eligible collateral. Although Fonda intends to refinance this debt, there can be no assurances that Fonda will be able to obtain such refinancing on terms and conditions acceptable to Fonda.

     In addition to the revolving credit facility, Fonda's credit facility also includes a term loan of $5 million of which $4.3 million was outstanding at June 24, 2001. This amount is payable in equal monthly installments through the maturity date of September 30, 2001. Borrowings under the term loan bear interest, at Fonda's election, equal to the bank's prime rate plus 0.5% or LIBOR plus 2.5%. The proceeds from this term loan were used to partially finance the purchase of Springprint.

     A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing, which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of Sweetheart. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of Sweetheart. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. Sweetheart has been in the process of paying out the termination liability and associated expenses and as of June 24, 2001, Sweetheart has disbursed $12.6 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $7.4 million, which amount has been fully reserved by Sweetheart.

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

     The Company is contemplating various strategic options which may include a restructuring of its business, debt and capital structure, including, among other things, the public sale or private placement of debt or equity securities of the Company or its subsidiaries, joint venture transactions, new borrowings, the refinancing of the Company's existing debt agreements, open market purchases, tender offers or exchange offers of the Company's outstanding securities. There can be no assurances that any of these strategic options will be consummated.


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

              None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                            SF HOLDINGS GROUP, INC.
                            (registrant)

Date:  July 20, 2001        By:  /s/ Hans H. Heinsen
       -------------             -------------------
                            Hans H. Heinsen
                            Senior Vice President,
                            Chief Financial Officer and Treasurer

                            (Principal Financial and Accounting Officer and Duly Authorized Officer)