Form 10-K
period 2001-09-30
SF HOLDINGS GROUP INC
filed 2001-12-12
CIK 1059697

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                |X| Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended September 30, 2001

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

Securities of the Registrant registered pursuant to Section 12(b)of the Act:None Securities of the Registrant registered pursuant to Section 12(g)of the Act:None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of December 12, 2001. Not Applicable. There is no market for the Common Stock of the Registrant.

        The number of shares outstanding of the Registrant's common stock as of December 12, 2001:
 SF Holdings Group, Inc. Class A Common Stock, $0.001 par value - 562,583 shares SF Holdings Group, Inc. Class B Common Stock, $0.001 par value - 56,459 shares SF Holdings Group, Inc. Class C Common Stock, $0.001 par value - 39,900 shares SF Holdings Group, Inc. Class D Common Stock, $0.001 par value - No shares

================================================================================

                                     PART I


Item 1.     BUSINESS


General

         SF Holdings Group, Inc. ("SF Holdings" and with its subsidiaries, the "Company") believes it is one of the largest producers and marketers of disposable foodservice and food packaging products in North America with net sales of approximately $1.3 billion in Fiscal 2001. The Company sells a broad line of disposable paper, plastic and foam foodservice and food packaging products at all major price points under both branded and private labels to institutional foodservice and consumer foodservice customers, including large national accounts. The Company conducts its business through two principal operating subsidiaries, Sweetheart Holdings Inc. and its subsidiaries ("Sweetheart") and The Fonda Group, Inc. ("Fonda"), and markets its products under its well recognized Sweetheart(R), Trophy(R), Sensations(R), Hoffmaster(R) and Lily(R) brands.

         The Company's product offerings cover a broad range within the industry, including (i) paper, plastic and foam foodservice products, primarily cups, lids, plates, bowls, plastic cutlery and food containers; (ii) tissue and specialty foodservice products, primarily napkins, table covers and placemats; and (iii) food packaging products, primarily containers for the dairy and food processing industries. To enhance product sales, Sweetheart designs, manufactures and leases container filling and lidding equipment to dairies and other food processors to package food items in Sweetheart's containers at customers' plants. Types of products packaged in Sweetheart's machines include ice cream, factory-filled jacketed ice cream cones, cottage cheese, yogurt and squeeze-up desserts. Sweetheart also sells paper converting equipment used primarily in the manufacture of paper cups and food containers. This equipment is manufactured in Sweetheart's machine shop and assembly plants located in Owings Mills, Maryland and Kensington, Connecticut.

         The Company sells its products to institutional foodservice and consumer foodservice customers, including large national accounts, located throughout the United States, Canada and Mexico. The Company has developed and maintained long-term relationships with many of its customers. The Company's institutional foodservice customers, serviced by Sweetheart and Fonda, include
(i) major foodservice distributors, (ii) national accounts, including quick service restaurants and catering services, and (iii) schools, hospitals and other major institutions. The Company's consumer foodservice customers, serviced primarily by Fonda, include supermarkets, mass merchandisers, warehouse clubs, party good stores and other retailers. The Company's food packaging customers, serviced by Sweetheart, include national and regional dairy and food companies.

         On March 12, 1998, the Company purchased 48% of Sweetheart's voting stock and 100% of its non-voting stock, or 90% of the total outstanding stock, from Sweetheart's then existing shareholders (the "Sweetheart Investment"). In connection therewith, the then existing shareholders continued to hold approximately 52% of the voting stock of Sweetheart of which American Industrial Partners Capital Fund L.P. ("AIP") holds approximately 27%. In addition, on March 12, 1998, Fonda became a wholly owned subsidiary of the Company.

         On December 3, 1999, Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of the Company pursuant to a merger. The transaction was accounted for in a manner similar to a pooling-of-interests.

Products

Sweetheart
         Sweetheart's principle products include disposable hot and cold drink cups, lids, food containers, plates, bowls, cutlery and straws. Paper, foam and plastic cups, lids and straws represent the largest part of Sweetheart's North American disposable foodservice operations. The largest single product type within this category is cups, which are offered in various sizes (ranging from 3 to 64 ounces) for both hot and cold beverages. Brand names of Sweetheart's principal beverage service products include: Sweetheart(R), Lily(R), Trophy(R), Preference(TM), Jazz(R), Gallery(R), Clarity(R), Lumina(R), ClearLight(R), and Go Cups(TM).

         Sweetheart offers a variety of other disposable foodservice products which include paper, foam, and plastic plates and bowls, portion cups and cutlery. These products are sold to a broad array of commercial and on-site foodservice operators.

         Sweetheart also offers carry-out service products consisting of paper and plastic tubs, containers, lids, and hinged foam containers. Sweetheart believes it is one of the largest manufacturers of paper tubs for chicken, popcorn and take-out foods in North America. Munchie(R), Flexstyle(R), Highlights(R), Maximizers(TM), and Scoop Cup are some of Sweetheart's carry-out service brands.

         Other products include Sweetheart's Flex-E-Form(TM) straight-wall paper manufacturing technology which is a process used to package food products and Flex-Guard(TM), a paper spiral wound tamper-evident lid. In addition, Sweetheart provides foodservice customers with retail packages sold through retailers under various Sweetheart and private label brands.

         To enhance product sales, Sweetheart designs, manufactures and leases container filling and lidding equipment to dairies and other food processors to package food items in Sweetheart's containers at customers' plants. Sweetheart's filling and lidding equipment is leased to customers under the trade names Auto-Pak, Flex-E-Fill(R) and FoodPac(R). Types of products packaged in Sweetheart's machines include ice cream, factory-filled jacketed ice cream cones, cottage cheese, yogurt and squeeze-up desserts. Sweetheart also designs and manufactures cup-making equipment. This equipment is manufactured in Sweetheart's machine shop and assembly plants located in Owings Mills, Maryland and Kensington, Connecticut.

Fonda
         Fonda's principal products include: (i) disposable paperboard products, such as white or printed paper plates, cups, and bowls, (ii) disposable tissue and other specialty products, such as plain or printed napkins, tablecovers, placemats, brown paper lunch bags and cutlery, and (iii) party goods accessory products, such as banners, cello bags, gift sacks, and invitations. Fonda believes it holds one of the top market positions in the commodity private label business.

         Tabletop service products include paper plates and bowls which are sold to both institutional foodservice and consumer foodservice customers. White uncoated and coated paper plates are purchased for everyday use by cost-conscious consumers. Printed and solid color plates or bowls are considered value-added and are purchased for everyday use as well as seasonal celebrations. Fonda offers a variety of cup and lid combinations for both hot and cold beverages. Fonda's hot and cold cups are sold to both institutional foodservice and consumer foodservice customers. Fonda sells paper trays, food pails, and nested containers to institutional foodservice customers for use by restaurants, hotels, and other foodservice operators.

         Tissue products include napkins and table covers and are sold under the Hoffmaster(R), Linen-Like(R), Sensations(R) and Fonda(R) brand names as well as private labels. Napkin products range from single-ply white beverage napkins, to custom printed dinner napkins, to color multi-ply napkins, to fully printed graphic-intensive napkins for the party goods sector. Table covers are also offered in a variety of configurations, colors, and sizes. Fonda sells placemats, traycovers, doilies, fluted baking products, portion control cups, brown paper lunch bags and cutlery to both institutional foodservice and consumer foodservice customers. Fonda also produces a non-skid traycover that serves the needs of healthcare and airline use.

         Fonda manufactures and purchases party goods products which include custom designed napkins, plates, cups, table covers, as well as a variety of accessory items to add to the ensemble. These items are sold in ensembles or separately to party goods stores, mass merchants, drug stores, and grocery chains. These items are sold in pre-packed displays as well as open stock cases.


Operations

         As part of the Company's ongoing cost reduction and profit improvement initiatives, the Company began a program to rationalize, consolidate and improve its manufacturing facilities. The Company believes the consolidation program will improve the efficiency of Sweetheart's manufacturing sites without any adverse impact on customer service levels.


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


Raw Materials and Suppliers

         Raw materials are critical components of the Company's cost structure. Principal raw materials for the Company's paper and tissue operations include solid bleached sulfate paperboard, bond paper, wax bond paper and napkin tissue obtained directly from major North American manufacturers. Other material components include wax, adhesives, coatings, corrugated boxes, poly bags, and inks. Paperboard, napkin tissue, bond paper and waxed bond paper are purchased in "jumbo" rolls and then printed and converted into smaller rolls or blanks for processing into final products. The principal raw material for the Company's plastic operations is plastic resin (polystyrene, polypropylene and high and low density polyethylene) purchased directly from major petrochemical companies and other resin suppliers. Resin is processed and formed into cups, cutlery, meal service products, straws, lids and containers. In addition, the Company manufactures foam products by melting polystyrene plastic and adding a blowing agent that is then passed through a die and extruded into sheets of plastic foam material. The foam is then formed into cups, bowls and plates.

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

         Sweetheart's primary competitors in its institutional and consumer foodservice customer base include: Dixie Foodservice Corp. (a division of the Georgia Pacific Corp.), Solo Cup Co., International Paper Food Service Business (a division of International Paper Co.), Dart Container Corporation, and Pactiv Corporation. Major competitors in its food packaging customer base include:
Hutamaki, Inc., Landis Plastics Inc., Norse Dairy Systems Inc., and Berry Plastics, Inc.

         Fonda's primary competitors include Imperial Bondware (a division of International Paper Co.), Georgia Pacific Corp., S.C.A., AJM Packaging Corp., Converting Inc., Hallmark Licensing Inc., American Greeting Corp., Amscan, Inc., Solo Cup Co., Duni Corp., and Erving Paper Products Inc.


Customers

         The Company markets its products primarily to customers in the United States. During Fiscal 2001, no one customer accounted for more than 10% of the Company's net sales. During Fiscal 2001, sales to Sweetheart's customers in Canada and Mexico constituted approximately 7.5% and 0.6% of its net sales, respectively. During Fiscal 2001, net sales to Sweetheart's five largest customers represented approximately 32.8% of its total net sales. Of these five customers, only one customer represents more than 10% of net sales, Perseco NA Inc., which accounted for 12.1% of net sales. Sweetheart has no written contract with this customer. Sales are made to Perseco pursuant to a purchase order, the terms of which are dependent on market conditions. During Fiscal 2001, sales to Fonda's five largest customers represented approximately 21.2% of its gross sales. During Fiscal 2001, no one customer accounted for more than 10% of Fonda's net sales. The loss of one or more large customer could adversely affect the Company's operating results. The Company believes it has strong relationships with its major national accounts which have been developed over many years.

         Sweetheart sells to a diversified customer base consisting of primarily of (i) major food service distributors such as Sysco Corporation and Alliant Foodservice Inc., (ii) quick service chains, such as McDonald's Corporation and Burger King Corporation, and convenience stores, such as 7 Eleven, Inc., (iii) national catering services, such as ARAMARK Corporation and Sodexho Marriott Services. Our food packaging containers and lids are sold to national and regional dairy and food companies such as Ben &

Jerry's Homemade, Inc., Blue Bell Creameries, L.P., Suiza Foods Corporation and Prairie Farms Dairy, Inc.

         Fonda sells to a  diversified  customer  base  consisting  primarily of
(i) consumer food service customers which include supermarkets, mass merchants, warehouse clubs and other retail stores, such as The Kroger Co., The Stop & Shop Supermarket Co., Topco Associates Inc., The Great Atlantic & Pacific Tea Company, Inc., Publix Supermarkets Inc., Target Stores ( a division of Dayton Hudson Corp.), Wal-Mart Stores, Inc., Price-Costco, Inc. and Staples Inc. and
(ii) institutional food service customers which include Sysco Corp., Alliant Foodservice Inc., Buzl USA, Inc., ARAMARK Corp., and Sodexho Marriott Services.


Environmental Matters

         The  Company  and its  operations  are  subject  to  comprehensive  and
frequently  changing  federal,   state,  foreign  and  local  environmental  and
occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharge of waste and storm water and the disposal of hazardous wastes. The Company is subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at properties that it owns or operates and at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company believes that, except as noted below, there are currently no material pending investigations at the Company's plants and sites relating to environmental matters. However, there can be no assurance that the Company will not be involved in any such proceeding in the future and that any amount of future clean up costs and other environmental liabilities will not be material. Sweetheart and Fonda spent less than $200,000 and $100,000 for environmental compliance in Fiscal 2001, respectively, and anticipate spending less than those amounts for environmental compliance in Fiscal 2002.

         The Clean Air Act mandates the phase out of certain refrigerant compounds, which will require the Company to upgrade or retrofit air conditioning and chilling systems during the next few years. The Company has decided to replace units as they become inefficient or unserviceable. Sweetheart and Fonda expect to complete the replacement of all such units within the next five to ten years, at an estimated total cost of less than $0.8 million and $0.5 million, respectively.

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

         Certain of the Company's facilities are located in states that have regulations governing emissions of nitrogen oxide. While the Company believes that these regulations do not apply to its operations, the Company will continue to monitor its operations for compliance.

         On July 13, 1999, Sweetheart received a letter from the Environmental Protection Agency ("EPA") identifying Sweetheart, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of Sweetheart or any other entity. Sweetheart responded to the EPA that upon review of its files it had no information with respect to any dealings with that site. On December 20, 1999, Sweetheart received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas and in January 2000 Sweetheart responded to such inquiry. In both instances, Sweetheart has received no further communication from the EPA. Sweetheart denies liability and has no reason to believe the final outcomes will have a material adverse effect on Sweetheart's financial condition or results of operations. However, no assurance can be given about the ultimate effect on the Company.

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


Technology and Research

         Sweetheart maintains a facility for the development of new products and product line extensions in Owings Mills, Maryland and a facility for machinery design & building in Kensington, Connecticut. Sweetheart maintains a staff of engineers and technicians who are responsible for product quality, process control, improvement of existing products, development of new products, equipment, and processes and technical assistance in adhering to environmental rules and regulations. Sweetheart continually reviews concepts and ideas to expand its proprietary manufacturing technology, further automate its manufacturing operations and develop improved manufacturing processes, equipment, and products. During Fiscal 2001, Sweetheart initiated a program to automate certain of its manufacturing operations which Sweetheart expects to be completed in Fiscal 2002. These initiatives include the implementation of a robotic transfer and sorting system for finished goods; automatic packaging; information systems upgrades; and enhancements to printing processes. Sweetheart believes that these initiatives will further streamline its manufacturing operations. Also, Sweetheart initiated new products and new production capabilities which will enable its plastics operations to address existing and emerging market opportunities.

         Fonda tests new product concepts at its facilities located in Oshkosh, Wisconsin, Appleton, Wisconsin and St. Albans, Vermont. Fonda's plant management, supervisors and experienced operators are responsible for plant safety, product quality, process control, improvement of existing products, development of new products and processes and technical assistance in adhering to environmental rules and regulations. Fonda focuses on improving upon safety and performance, further automating its manufacturing operations and developing improved manufacturing processes and product designs.


Employees

         At September 30, 2001, Sweetheart employed 6,370 persons, of whom 5,265 persons were hourly employees. Approximately 92.1% of the employees are located at facilities in the United States. Sweetheart currently has collective bargaining agreements in effect at its facilities in Springfield, Missouri; Augusta, Georgia; Kensington, Connecticut; Toronto, Canada and Cuautitlan, Mexico. The collective bargaining agreements cover all production, maintenance and distribution hourly-paid employees at each respective facility and contain standard provisions relating to, among other things, management rights, grievance, procedures, strikes and lockouts, seniority and union rights. As of September 30, 2001, approximately 25.5% of Sweetheart's hourly employees were covered by these collective bargaining agreements. The current expiration dates of the Springfield, Augusta, Kensington, Toronto and Cuautitlan collective bargaining agreements are February 24, 2004, October 31, 2002, September 30, 2004, November 30, 2003 and December 31, 2001, respectively.

         At September 30, 2001, Fonda employed 1,864 persons, of whom 1,383 were hourly employees. Fonda has collective bargaining agreements in effect at its facilities in Appleton, Wisconsin; Oshkosh, Wisconsin; St. Albans, Vermont; Indianapolis, Indiana and Williamsburg, Pennsylvania which cover all production, maintenance and distribution hourly-paid employees at each respective facility and contain standard provisions relating to, among other things, management rights, grievance procedures, strikes and lockouts, seniority, and union rights. The current expiration dates of Fonda's collective bargaining agreements at the Appleton, Oshkosh, St. Albans, Indianapolis and Williamsburg facilities are March 31,

2006,  May 31,  2002,  January 31,  2005,  December  14, 2001 and June 11, 2004,
respectively. Fonda believes that it will be successful in renegotiating the Indianapolis collective bargaining agreement, however, there are no assurances that the renegotiation will be successful. The Company considers its relationship with its employees to be good.


Item 2.     PROPERTIES

         The Company has manufacturing and distribution facilities located throughout the United States and Canada. All of the Company's facilities are well maintained, in good operating condition and suitable for the Company's operations. The table below provides summary information regarding the properties owned or leased by the Company.

                                                                      Size
                                                    Type of       (Approximate    Owned/
                    Location                      Facility (1)    square feet)    Leased    Lease Expiration
                    --------                     --------------  --------------  --------  ------------------
Sweetheart Facilities:
Augusta, Georgia (2 facilities).............           M/W            339,000      O
                                                       W              202,500      L       March 31, 2023

Chicago, Illinois (2 facilities)............           M/W            902,000      O
                                                       W              735,500      L       February 28, 2003

Conyers, Georgia (2 facilities).............           M/W            350,000      O
                                                       W              555,000      O

Cuautitlan, Mexico (3 facilities)...........           M               24,200      L       September 3, 2009
                                                       W               25,800      L       September 3, 2009
                                                       W               28,800      L       April 1, 2010

Dallas, Texas ..............................           M/W          1,304,000      O

Hampstead, Maryland.........................           W            1,034,000      L       May 30, 2020

Kensington, Connecticut (4 facilities)......           M/W             96,000      L(2)    May 15, 2010
                                                       M/W            112,000      L(2)    May 15, 2010
                                                       W               30,000      L(2)    May 15, 2010
                                                       W               34,100      L(2)    June   1, 2002

Lafayette, Georgia..........................           M/W            147,000      L(3)    April 30, 2003

Manchester, New Hampshire...................           M/W            160,000      O(4)

Ontario, California.........................           W              396,000      L       May  1, 2014

Owings Mills, Maryland (2 facilities).......           M/W          1,533,000      O
                                                       M/W            267,000      O

Scarborough, Ontario, Canada                           M/W            400,000      O
                                                       W              125,000      L       March 31, 2003

                                                                     Size
                                                    Type of       (Approximate    Owned/
                    Location                      Facility (1)     square feet)   Leased    Lease Expiration
                    --------                     --------------  --------------  --------  ------------------
Fonda Facilities:
Appleton, Wisconsin ........................           M/W            267,700      O

El Cajon, California........................           M/W            100,000      L       June 30, 2011
                                                       W               80,000      L       July 31, 2010

Glens Falls, New York.......................           M/W             59,100      O

Goshen, Indiana.............................           M/W             63,000      O

Indianapolis, Indiana.......................           W              450,000      L       April 30, 2003
                                                       W              275,000      L       June 30, 2002

Lakeland, Florida...........................           M/W             45,000      L       January 31, 2003

Oshkosh, Wisconsin..........................           M/W            484,000      O

St. Albans, Vermont (2 facilities)..........           M              124,900      O
                                                       W              182,000      L       June 26, 2005

Williamsburg, Pennsylvania..................           M/W            146,000      L(6)

----------
(1) M-Manufacturing; W-Warehouse; M/W-Manufacturing and Warehouse in same facility.
(2)  Subject to a purchase option which expires May 15, 2005.
(3)  Subject to a purchase option which expires April 30, 2002.
(4) On September 25, 2001, the Company entered into a purchase and sale agreement pursuant to which it has agreed to sell this facility. The Company expects to consummate this sale by the end of December 2001.
(5) On February 20, 2001, the Company's Board of Directors approved plans for the closure and sale of the Somerville, Massachusetts facility. The Company has reclassified this facility to assets held for sale.
(6) Subject to capital lease. (See Note 19 of the Notes to Consolidated Financial Statements)

         The Company also occupies several retail and storage facilities located throughout Indiana and Pennsylvania in connection with its party goods consumer business. These facilities are comprised of outlet stores and local storage facilities maintained for marketing purposes.


Item 3.     LEGAL PROCEEDINGS

         During Fiscal 2001, Sweetheart experienced a casualty loss at its Somerville, Massachusetts facility. Sweetheart carries business interruption insurance and has filed a claim with the insurance company. Settlement of the recovery amount is to be determined.

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was filed in state court in Georgia in April 1987 and later removed to federal court. The Plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended. The relief sought by Plaintiffs was to have the Plan termination declared ineffective. The United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986, and judgment was entered dismissing the case in March 1996. The Circuit Court affirmed the judgment entered in favor of Sweetheart. Plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. Sweetheart expects to complete paying out the termination liability and associated expenses in connection with the Plan termination by December 31, 2001. As of September 30, 2001, Sweetheart disbursed $19.6 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds the assets set aside in the Plan by $0.4 million, which amount has been fully reserved by the Company.

         On November 29, 2001, the liquidating trustee of Ace Baking Company, Limited Partnership, filed a Complaint for Avoidance of Transfers and Disallowance or Subordination of Claims against Sweetheart in the United States Bankruptcy Court Eastern District of Wisconsin. The Complaint, among other things, seeks to avoid a portion of the consideration paid by Ace Baking Company to Sweetheart, as a fraudulent transfer, in connection with the sale by Sweetheart of its bakery business to Ace Baking in November 1997. In addition, the Trustee alleges that certain subsequent payments made by Ace Baking to Sweetheart in connection with such sale are avoidable preferences. We believe that the Trustee's claims are without merit and we intend to vigorously defend this matter. In addition, we have no reason to believe that the final outcome of this matter will have a material adverse effect on our financial condition or results of operations. However, we cannot assure you of the ultimate effect on us, if any, given the early stage of this matter.

         On July 13, 1999, Sweetheart received a letter from the Environmental Protection Agency ("EPA") identifying Sweetheart, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of Sweetheart or any other entity. Sweetheart responded to the EPA that upon review of its files it had no information with respect to any dealings with that site. On December 20, 1999, Sweetheart received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas and in January 2000 Sweetheart responded to such inquiry. In both instances, Sweetheart has received no further communication from the EPA. Sweetheart denies liability and has no reason to believe the final outcomes will have a material adverse effect on Sweetheart's financial condition or results of operations. However, no assurance can be given about the ultimate effect on the Company.

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


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             NONE


                                                       PART II


Item 5.     MARKET FOR  REGISTRANT'S  COMMON  EQUITY  AND   RELATED  STOCKHOLDER
            MATTERS

         There is no established public trading market for SF Holdings' common stock. SF Holdings has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. SF Holdings' indenture governing the $144.0 million aggregate principal amount at maturity of 12 3/4% Senior Secured Discount Notes due 2008 (the "Discount Notes") and the instruments governing the indebtedness of Sweetheart and Fonda limit the payment of dividends or other distributions to SF Holdings. SF Holdings currently intends to retain future earnings to fund the development and growth of its business.

         As of December 12, 2001, there were four, one and two holders of SF Holdings' Class A, Class B and Class C Common Stock, respectively.


Item 6.     SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

         Set forth below are selected historical financial data of the Company at the dates and for the fiscal years shown. The selected historical financial data at September 30, 2001 and September 24, 2000 and for Fiscal 2001, 2000 and 1999 is derived from historical financial statements of the Company for such periods that have been audited by Deloitte & Touche LLP, independent auditors and are included elsewhere herein. The selected historical financial data at September 26, 1999, September 27, 1998, July 26, 1998 and July 27, 1997 and for the TP 1998 and Fiscal 1998 and 1997 is derived from the audited historical financial statements of the Company for such periods. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

         During Fiscal 2000 and Fiscal 1997, the Company incurred $0.8 million and $3.5 million, respectively, of costs related to the early retirement of debt. These charges are shown as an extraordinary loss (net of $0.6 million and $2.5 million) of income taxes, respectively, on the Consolidated Statements of Operations and Other Comprehensive Loss.

                                                                         Fiscal
                                     ------------------------------------------------------------------------------
(In thousands)                           2001         2000          1999     TP 1998 (1)    1998 (2)     1997 (3)
                                     ------------ ------------ ------------- ------------ ------------ ------------
Operating Data:
Net sales                            $ 1,316,672  $ 1,276,888  $  1,182,004  $   275,652  $   622,917  $   317,018
Cost of sales                          1,144,802    1,090,799     1,023,135      246,587      528,148      238,287
                                     ------------  ----------- ------------- ------------ ------------ ------------
  Gross profit                           171,870      186,089       158,869       29,065       94,769       78,731
Selling, general and administrative
  expenses                               114,684      113,320       118,654       23,853       73,188       56,053
Restructuring charge (credit)                504        1,153          (512)           -        3,895            -
Asset impairment expense                   2,244            -             -            -            -            -
Other income, net                         (9,391)        (448)         (307)        (597)     (14,734)      (1,608)
                                     ------------ ------------ ------------- ------------ ------------ ------------
  Operating income                        63,829       72,064        41,034        5,809       32,420       24,286
Interest expense, net                     53,799       65,312        70,173       15,135       32,999       11,140
                                     ------------ ------------ ------------- ------------ ------------ ------------
  Income (loss) before taxes,
  minority interest and
  extraordinary loss                      10,030        6,752       (29,139)      (9,326)        (579)      13,146
Income tax expense (benefit)               5,506        4,114        (9,561)      (4,370)       1,245        5,491
Minority interest in subsidiaries          1,196        1,649          (897)        (497)      (2,085)           -
Extraordinary loss, net of  tax                -          843             -            -            -        3,495
                                     ------------ ------------ -------------    --------- ------------ ------------
  Net income (loss)                  $     3,328  $       146  $    (18,681) $    (4,459) $       261  $     4,160
                                     ============ ============ ============= ============ ============ ============
Balance Sheet Data (at end of
  period):
  Property, plant and equipment, net $   265,795  $   263,368  $    387,309  $   423,117  $   434,815  $    59,261
  Total assets                           932,385      881,129       937,210      972,581      988,566      212,546
  Long-term debt (4)                     542,575      434,967       380,706      673,984      663,611      122,368
  Minority interest in subsidiaries        6,427        3,169         1,520        2,417        2,914            -
  Exchangeable preferred stock            48,209       41,794        36,291       31,444       30,680            -
  Preferred Stock B, Series 2             15,000       15,000             -            -            -            -
  Redeemable common stock                  2,356        2,286         2,217        2,150        2,139            -
  Shareholders' equity (deficit)         (48,175)     (41,964)      (21,367)        (299)       7,673       18,166


(1) The 1998 Transition Period ("TP 1998") is the nine weeks ending September 27, 1998.
(2) Fiscal 1998 includes a $15.9 million gain on the sale of substantially all of the fixed assets and certain related working capital (the "Mill Disposition") of its tissue mill in Gouverneur, New York (the "Mill") and settlement in connection with the termination by the owner of the co-generation facility formerly hosted by Fonda at the Mill of its obligation, among other things, to supply steam to the Mill (the "Steam Contract").
(3) Fonda incurred a $3.5 million extraordinary loss (net of a $2.5 million income tax benefit) in connection with the early retirement of debt consisting of the write-off of unamortized debt issuance costs, elimination of unamortized debt discount and prepayment penalties.
(4)   See Note 11 of the Notes to Consolidated Financial Statements


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

         On December 3, 1999, CEG, an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of the Company pursuant to a merger. The transaction was accounted for in a manner similar to a pooling-of-interests.

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

Fiscal 2001 Compared to Fiscal 2000

         Net sales increased $40.0 million, or 3.1% to $1.32 billion in Fiscal 2001 compared to $1.28 billion in Fiscal 2000. The following analysis includes sales from Sweetheart to Fonda and sales from Fonda to Sweetheart which were eliminated in consolidation.

Sweetheart Results
         Net sales increased $28.6 million, or 3.0%, (including intercompany sales to Fonda of $21.7 million and $16.7 million for Fiscal 2001 and Fiscal 2000, respectively) to $981.3 million in Fiscal 2001 compared to $952.7 million in Fiscal 2000 reflecting a 0.5% increase in sales volume and a 2.5% increase in average realized sales price. Realized selling prices increased as a result of a shift in product mix. Sales volume increased as a result of the incremental sales obtained from Sweetheart's acquisition of an 80% interest in Global Cup, S.A. De C.V. and its subsidiaries ("Global Cup") in April 2001. Net sales to Canadian customers increased $4.6 million, or 6.7%, primarily due to increased sales volume of existing products to national accounts, while prices remained flat.

Fonda Results
         Net sales increased $15.3 million, or 4.4%, (including intercompany to Sweetheart of $10.1 million and $11.8 million for Fiscal 2001 and Fiscal 2000, respectively) to $367.0 million in Fiscal 2001, compared to $351.7 million in Fiscal 2000, reflecting an 7.8% increase in average realized sales price partially offset by a 3.4% decrease in sales volume. Net sales to consumer foodservice customers decreased 1.7%, resulting from a decrease in sales volume of 11.8% partially offset by a 10.1% increase in average realized sales price. Net sales to consumer foodservice customers was negatively impacted by more competitive market conditions and Fonda's decision to reduce sales to certain customers experiencing deteriorating credit conditions, offset partially by a more favorable product mix. Net sales to institutional foodservice customers increased 13.7%, resulting from a 16.0% increase in sales volume and a 2.3% decrease in average realized sales price. This increase in institutional foodservice sales volume is primarily attributed to the acquisition of Springprint Medallion, a division of Marcal Paper Mills, Inc. ("Springprint").

         Gross profit decreased $14.2 million, or 7.6%, to $171.9 million in Fiscal 2001 compared to $186.1 million in Fiscal 2000. As a percentage of net sales, gross profit decreased to 13.1% in Fiscal 2001 from 14.6% in Fiscal 2000.

Sweetheart Results
         Gross profit decreased $17.4 million, or 14.6%, to $101.4 million in Fiscal 2001 compared to $118.8 million in Fiscal 2000. As a percentage of net sales, gross profit decreased to 10.3% in Fiscal 2001 from 12.5% in Fiscal 2000. The decrease in gross profit is primarily attributable to the effects of the Sale-Leaseback Transaction whereby, in Fiscal 2000, Sweetheart sold certain of its production equipment and is leasing back this equipment under an operating lease. Consequently, cost of sales increased due to higher rent expense which has been partially offset by lower depreciation expense. Specifically, rent expense increased by $12.0 million net of a reduction in depreciation. Additionally, gross profit declined due to an increase in energy costs of $4.4 million and transportation costs of $4.9 million.

Fonda Results
         Gross profit increased $4.1 million, or 6.1%, to $71.5 million in Fiscal 2001, compared to $67.4 million in Fiscal 2000. As a percentage of net sales, gross profit increased from 19.2% in Fiscal 2000 to 19.5% in Fiscal 2001. Gross profit in Fiscal 2001 was positively effected by increased selling prices due in part from the acquisition of Springprint. This increase was partially offset by higher raw material and energy costs.

         Selling, general and administrative expenses increased $1.4 million, or 1.2%, to $114.7 million in Fiscal 2001 compared to $113.3 million in Fiscal
2000. This increase resulted from Sweetheart's increase in wages of $2.5 million, increase in brokerage fees of $0.8 million and $0.7 million of on going operational expenses as a result of the Fiscal 2001 Global Cup acquisition. These increases were partially offset by a $2.3 million reduction in bad debt expense and a reduction in legal fees of $0.7 million from Sweetheart. As a percentage of net sales, selling, general and administrative expenses decreased to 8.7% in Fiscal 2001 from 8.9% in Fiscal 2000.

         Restructuring charge decreased $0.7 million to a charge of $0.5 million in Fiscal 2001 compared to a charge of $1.2 million in Fiscal 2000. During Fiscal 2001, Fonda established a restructuring reserve of $0.5 million in conjunction with the planned consolidation of Fonda's administrative offices for the CEG in Indianapolis, Indiana into Fonda's administrative offices in Oshkosh, Wisconsin. This consolidation included the elimination of approximately 40 positions. The plan was approved by management on October 30, 2000 and announced to employees on May 1, 2001. The effective date of the consolidation and elimination of positions was delayed until the fourth quarter of Fiscal 2001. Severance payments of $0.1 million were paid during the fourth quarter of Fiscal 2001. During Fiscal 2000, Sweetheart established a restructuring reserve of $0.7 million in conjunction with the planned elimination of Sweetheart's centralized machine shop operation from which 53 positions would be eliminated. The plan was completed and approved by management on January 10, 2000 and announced to employees on March 7, 2000. Severance payments of $0.2 million, were paid in both the third and fourth quarters of Fiscal 2000. Also, during the fourth quarter of Fiscal 2000, Sweetheart reversed $0.2 million of this reserve as a result of 12 employees being placed into open positions within Sweetheart. During Fiscal 2000, Fonda announced that it intended to close its Maspeth, New York facility in the first quarter of Fiscal 2001 which would result in the elimination of 130 positions. In connection with such plans in Fiscal 2000, Fonda recognized $0.7 million of charges for severance and related costs.

         Asset impairment expense was $2.2 million in Fiscal 2001 as a result of Sweetheart's evaluation of the usefulness of certain equipment in connection with the proposed consolidation of the Manchester, New Hampshire and Springfield, Missouri facilities with other existing facilities.

         Other income, net increased $9.0 million to $9.4 million in Fiscal 2001 compared to $0.4 million in Fiscal 2000. Sweetheart recognized $10.3 million due to the amortization of the deferred gain in conjunction with the Sale-Leaseback Transaction. This gain was partially offset by $1.6 million in expenses related to the relocation of Sweetheart's Somerville, Massachusetts facility to North Andover, Massachusetts and Fonda's $0.2 million loss on the sale of a building in St. Albans, Vermont.

         Operating income decreased $8.3 million to $63.8 million in Fiscal 2001 compared to $72.1 million in Fiscal 2000 due to the reasons described above.

         Interest expense, net decreased $11.5 million, or 17.6%, to $53.8 million in Fiscal 2001 compared to $65.3 million in Fiscal 2000. This decrease is attributed to lower interest rates on higher outstanding revolving credit balances and the June 2000 redemption of the Sweetheart Senior Secured Notes.

         Income tax expense increased $1.4 million to $5.5 million in Fiscal 2001 compared to $4.1 million in Fiscal 2000 as a result of higher pre-tax earnings. The effective rate for Fiscal 2001 was 55% compared to 61% in 2000. Both the 2001 and the 2000 effective tax rates reflect certain non-deductible costs relating to the investment in Sweetheart and the related financing.

         Minority interest decreased $0.4 million to an expense of $1.2 million in Fiscal 2001 compared to an expense of $1.6 million in Fiscal 2000 due to lower profits at the respective subsidiaries and the termination of any CEG's operating activity.

         Net income (loss) increased $3.2 million, or over 3,000%, to $3.3 million income in Fiscal 2001 compared to $0.1 million income in Fiscal 2000 due to the reasons described above.


Fiscal 2000 Compared to Fiscal 1999

         Net sales increased $94.9 million, or 8.0%, to $1.3 billion in Fiscal 2000 compared to $1.2 billion in Fiscal 1999. The following analysis includes sales from Sweetheart to Fonda and sales from Fonda to Sweetheart which were eliminated in consolidation.

Sweetheart Results
         Net sales increased $88.9 million, or 10.3%, (including intercompany sales to Fonda of $16.7 million and $6.8 million for Fiscal 2000 and Fiscal 1999, respectively) to $952.7 million in Fiscal 2000 compared to $863.8 million in Fiscal 1999 reflecting a 7.1% increase in sales volume and a 2.9% increase in average sales prices to domestic customers. During Fiscal 2000, Sweetheart experienced an increase in sales volume of those products with higher average selling prices. The increase in average realized sales price reflects a successful effort by Sweetheart to raise prices to institutional foodservice customers and to sell a mix of units with higher average selling prices. Sales volumes to institutional foodservice customers increased 6.4% primarily as a result of Sweetheart's focus on revenue growth with key customers. Sales volumes to food packaging customers increased 0.5% while average realized sales price increased 1.3%, primarily as a result of increased pricing resulting from raw material cost increases. Net sales to Canadian customers increased $8.4 million, or 14.1%, primarily due to increased sales volume of existing products to national accounts and the introduction of several new products.

Fonda Results
         Net sales increased $22.7 million, or 6.9%, (including intercompany to Sweetheart of $11.8 million and $4.3 million for Fiscal 2000 and Fiscal 1999, respectively) to $352.0 million in Fiscal 2000, compared to $329.3 million in Fiscal 1999, reflecting an 11.6% increase in average realized sales price partially offset by a 4.8% decrease in sales volume. Net sales to consumer foodservice customers increased 5.6%, resulting from a 14.0% increase in average realized sales price, partially offset by a decrease in sales volume of 8.4%. Selling prices were positively affected by increases in raw material costs that were passed through to customers as well as more competitive market conditions. Net sales to institutional foodservice customers increased 8.8%, resulting from a 3.6% increase in average realized sales price and a 5.2% increase in sales volume. The increased sales volume to institutional foodservice customers was primarily due to an increase in sales of value-added converted tissue products and certain commodity paperboard products. The increase in average selling prices primarily resulted from a more favorable sales mix.

         Gross profit increased $27.2 million, or 17.1%, to $186.1 million in Fiscal 2000 compared to $158.9 million in Fiscal 1999. As a percentage of net sales, gross profit increased to 14.6% in Fiscal 2000 from 13.4% in Fiscal 1999.

Sweetheart Results
         Gross profit increased $18.8 million, or 18.8%, to $118.8 million in Fiscal 2000 compared to $100.0 million in Fiscal 1999. As a percentage of net sales, gross profit increased to 12.5% in Fiscal 2000 from 11.6% in Fiscal 1999. This improvement is attributable to a shift in sales towards a more profitable product mix in combination with increased sales volume, improved manufacturing efficiencies and higher average selling prices, partially offset by increased raw material costs.

Fonda Results
         Gross profit increased $8.3 million, or 14.0%, to $67.7 million in Fiscal 2000, compared to $59.4 million in Fiscal 1999. As a percentage of net sales, gross profit increased from 18.0% in Fiscal 1999 to 19.2% in Fiscal 2000. Gross profit in Fiscal 2000 was positively affected by margin enhancement in value-added tissue products as well as cost reductions through manufacturing efficiencies.

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

         Other (income) expense, net was $0.4 million of income in Fiscal 2000 compared to $0.3 million of income in Fiscal 1999. In Fiscal 2000, a $2.8 million gain was recognized due to the amortization of the deferred gain in conjunction with the Sale-Leaseback Transaction, coupled with a $0.7 million gain on the sale of a warehouse facility in Owings Mills, Maryland. These gains were partially offset by a $0.7 million management fee to American Industrial Partners Capital Fund, L.P. ("AIP"), a shareholder of Sweetheart, a $1.4 million expense accrual in connection with the Aldridge liability, a one-time write-off of a $1.0 million unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business due to the bankruptcy of the borrower, and a $0.2 million loss was incurred as a result of the sale of a building in St. Albans, Vermont and various pieces of machinery and equipment.

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

         Minority interest increased $2.5 million to an expense of $1.6 million in Fiscal 2000 compared to a credit of $0.9 million in Fiscal 1999 due to increased earning from Sweetheart and CEG.

         Extraordinary loss on the early extinguishment of debt was $0.8 million net of the income tax benefit in Fiscal 2000 resulting from the redemption of Sweetheart's Senior Secured Notes and CEG's long term debt. ( See Note 23 in the "Notes to Consolidated Financial Statements").

         Net income (loss) increased $18.8 million, or 100.5%, to $0.1 million income in Fiscal 2000 compared to $18.7 million loss in Fiscal 1999 due to the reasons described above.

Liquidity And Capital Resources

         Historically, the Company has relied on cash flow from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. In Fiscal 2001, the Company funded its capital expenditures from the combination of cash generated from operations and additional borrowings. The Company expects to continue this method of funding for its Fiscal 2002 capital expenditures.

         Net cash provided by operating activities in Fiscal 2001 was $12.1 million compared to net cash provided by operating activities of $9.4 million in Fiscal 2000. The increase in operating cash flow in Fiscal 2001 is primarily a result of increased net income and the Company's improved management of its receivables and inventory levels.

         Net cash used in investing activities in Fiscal 2001 was $72.2 million compared to net cash provided by investing activities of $183.8 million in Fiscal 2000. This decrease is due primarily to the receipt of proceeds from the Sale-Leaseback Transaction on June 15, 2000 whereby Sweetheart Cup Company Inc. ("Sweetheart Cup") and Sweetheart Holdings Inc. ("Sweetheart Holdings") sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas to several owner participants for a fair market value of $212.3 million. The decrease is partially offset by business acquisitions for an aggregate purchase price of $40.7 million in Fiscal 2001.

         Net cash provided by financing activities in Fiscal 2001 was $65.7 million compared to net cash used in financing activities of $191.0 million in Fiscal 2000. Net cash provided in Fiscal 2001 primarily consisted of borrowings under the credit facilities. This decrease is primarily due to the redemption of Sweetheart's $190.0 million principal amount of the Senior Secured Notes in Fiscal 2000. The net proceeds generated from the Sale-Leaseback Transaction were used in part to redeem these notes, repay debt in connection with the acquisition of Sherwood Industries, Inc. ("Sherwood") and its subsidiaries and repay a portion of the outstanding balance under Sweetheart's U.S. Credit Facility.

         Working capital increased $79.2 million to $254.2 million at September 30, 2001 from $175.0 million at September 24, 2000. These changes resulted primarily from reduced payroll expenses, the settlement of Sweetheart's Aldridge litigation liability and the refinancing of Fonda's Credit Facility.

         Capital expenditures for Fiscal 2001 were $31.7 million compared to $25.3 million in Fiscal 2000. Capital expenditures in Fiscal 2001 included $11.5 million for new production equipment, $14.4 million for facility improvements and $0.8 million for management information systems, with the remaining consisting primarily of routine capital improvements. Funding for Fiscal 2001 capital expenditures was primarily provided by cash generated from operations.

         On August 28, 2001, Fonda consummated the purchase of substantially all of the property, plant and equipment, intangibles and net working capital of the consumer division of Dopaco, Inc. ("Dopaco") located in El Cajon, California (the "Dopaco Acquisition"). In addition, pursuant to the Dopaco Agreement, Fonda assumed the liabilities and obligations of Dopaco arising under purchased contracts and leases. Dopaco's consumer division manufactures coated and uncoated white and decorated paper plates, bowls and lunch bags and serves primarily the private label markets of major west coast based grocery chains. The aggregate purchase price was $21.8 million, subject to post closing working capital adjustments, which was funded through bank financing. The Dopaco
Acquisition has resulted in goodwill of $9.5 million. As a result of the potential post closing working capital adjustment, the final calculation, of which Fonda expects to be completed within one year, amounts and allocations of costs recorded may require adjustment based upon information coming to the attention of Fonda that is not currently available.

         On April 5, 2001, Sweetheart purchased an 80% interest in Global Cup. Global Cup manufactures, distributes and sells paper cups and lids throughout Mexico and exports to other Latin American countries. Sweetheart assumed the liabilities and obligations of Global Cup arising under contracts or leases that are either assets purchased by Sweetheart or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $12.2 million which was paid in cash, subject to a post-closing working capital adjustment. The Global Cup acquisition has resulted in goodwill of $3.9 million. As a result of the potential post closing working capital adjustment, the final calculation of which Sweetheart expects to be completed within one year, amounts and allocations of costs recorded may require adjustment based upon information coming to the attention of Sweetheart that is not currently available.

         On September 25, 2000, pursuant to an asset purchase agreement dated August 9, 2000 (the "Springprint Agreement"), Fonda purchased substantially all of the property, plant and equipment, intangibles and net working capital of Springprint. In addition, pursuant to the Springprint Agreement, Fonda has assumed the liabilities and obligations of Springprint arising under contracts or leases that are either assets purchased by Fonda or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $6.7 million, which was paid in cash. The Springprint acquisition has resulted in goodwill of $3.2 million.

         In connection with a sale-leaseback transaction, on June 15, 2000, Sweetheart Cup and Sweetheart Holdings sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas to several owner participants for a fair market value of $212.3 million. The proceeds from this sale were used in part to redeem the Senior Secured Notes, repay debt in connection with the acquisition of Sherwood and repay a portion of the outstanding balance under the U.S. Credit Facility.

         Pursuant to a lease dated as of June 1, 2000 (the "Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), as trustee, Sweetheart Cup leases the production equipment sold in connection with the sales lease-back transaction from State Street as owner trustee for several owner participants, through November 9, 2010. Sweetheart Cup has the option to renew the Lease for up to four consecutive renewal terms of two years each. Sweetheart Cup also has the option to purchase such equipment for fair market value either at the conclusion of the Lease term or November 21, 2006. Sweetheart's obligations under the Lease are collateralized by substantially all of Sweetheart's property, plant and equipment owned as of June 15, 2000. The Lease contains various covenants, which prohibit, or limit, among other things, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness and certain other business activities.

         Sweetheart is accounting for the sale-leaseback transaction as an operating lease, expensing the $32.0 million annualized rental payments and removing the property, plant and equipment sold from its balance sheet. A deferred gain of $107.0 million was realized from this sale and will be amortized over 125 months, which is the term of the Lease. The taxable gain in the amount of $147.8 million has allowed Sweetheart to utilize a substantial portion of its net operating loss carry-forward. See "--Net Operating Loss Carryforwards".

         Sweetheart has a revolving credit facility as amended (the "U.S. Credit Facility") that, subject to borrowing base limitations, allows for a maximum revolving credit borrowing of $145 million through June 15, 2005 and a term loan of $25 million that requires equal monthly principal payments of $0.4 million through June 2005. Both the term loan and the revolving credit facility have an accelerated maturity date of July 1, 2003 if Sweetheart's Senior Subordinated Notes due September 1, 2003 are not refinanced before June 1, 2003. Borrowings under the revolving credit facility bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.00% or (ii) a bank's base rate plus 0.25%, plus certain other fees. Borrowings under the term loan bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. In Fiscal 2001, the weighted average annual interest rate for the U.S. Credit Facility was 7.58%. The credit facility is collateralized by Sweetheart's inventories and receivables with the term loan portion of the credit facility further collateralized by certain production equipment. As of September 30, 2001, $31.6 million was available under the revolving credit facility and the term loan balance was $12.9 million. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of September 30, 2001, LIBOR was 2.64% and the bank's base rate was 6.00%.

         On August 28, 2001, Fonda refinanced its credit facility to provide for a revolving credit facility, subject to borrowing base limitations of up to $65 million through August 26, 2004, and a term loan in an amount of $15 million that requires equal monthly principal payments of $0.3 million through August 2004 with the balance due on August 26, 2004 (the "Credit Facility"). The Credit Facility is collateralized by all of Fonda's receivables, inventories, and equipment, certain general intangibles and other property, and the proceeds on the sale of receivables and inventories. Borrowings under the revolving credit facility bear interest at the bank's prime rate plus 0.50% or at LIBOR plus 2.50% at the election of Fonda. Borrowings under the term loan bear interest at the bank's prime rate plus 0.75% or at LIBOR plus 2.75% at the election of Fonda. As of September 30, 2001, the bank's prime rate was 6.00%, and the LIBOR rate was 2.64%. In Fiscal 2001, the weighted average interest rate for the Credit Facility was 7.70%. At September 30, 2001, $49.6 million was outstanding and $15.4 million was the maximum remaining advance available based upon eligible collateral.

         On June 19, 2001, Sweetheart's Canadian subsidiary refinanced its credit agreement (the "Canadian Credit Facility") which provides for a term loan facility of Cdn $15 million (approximately US $9.5 million) and a revolving credit facility of up to Cdn $15 million (approximately US $9.5 million). The term borrowings are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit facility and an index rate plus 2.00% with respect to the term loan borrowings. As of September 30, 2001, Cdn $1.0 million (approximately US $0.6 million) was available under the revolving facility and the term loan balance was Cdn $14.5 million (approximately US $9.2 million) under the Canadian Credit Facility.

         In 1993, Sweetheart Cup issued $110 million of 10-1/2% Senior Subordinated Notes due 2003 ("Senior Subordinate Notes") with interest payable semi-annual. The Senior Subordinated Notes are subject to redemption at the option of Sweetheart, in whole or in part, at the redemption price equal to 100% of the outstanding principal amount, plus accrued interest to the redemption date. The Senior Subordinated Notes are subordinate in right of payment to the prior payment in full of all borrowings under Sweetheart's U.S. Credit Facility, all obligations under the Lease, and all other indebtedness not otherwise prohibited. The Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens and certain other business activities.

         In Fiscal 1997, Fonda issued $120 million of 9-1/2% Senior Subordinated Notes due 2007 (the "Fonda Notes") with interest payable semi-annually. Payment of the principal and interest is subordinate in right to payment of Fonda's Credit Facility. Fonda may, at its election, redeem the Fonda Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.750% after March 1, 2002 and declining annually to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The Fonda Notes provide that upon the occurrence of a change of control (as defined therein), the holders thereof will have the option to require the redemption of the Fonda Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

         On March 12, 1998, the Company issued units consisting of $144 million aggregate principal amount at maturity of 12 3/4% Senior Secured Discount Notes due 2008 (the "Discount Notes") and 28,800 shares of Class C Common Stock for net proceeds of $77.5 million. Until March 15, 2003, accrued interest on the Discount Notes will not be paid but will accrete semi-annually, thereby increasing the carrying value of the Discount Notes. The fair value of such Class C Common Stock ($2.4 million) at the date of issuance was recorded as common stock and paid-in capital with a corresponding reduction in the carrying value of the Discount Notes. The resulting discount, as well as $4.5 million of financing fees included in other assets, is being amortized as additional interest expense over the term of the Discount Notes.

         Also on March 12, 1998, the Company issued units consisting of $30 million of 13 3/4% Exchangeable Preferred Stock due March 13, 2009 (the "Exchangeable Preferred") and 11,100 shares of Class C Common Stock. Until March 12, 2003, cumulative dividends on the Exchangeable Preferred are paid quarterly, at the Company's option, subject to certain restrictions, either in cash or by the issuance of additional shares of Exchangeable Preferred. Thereafter, dividends will be payable in cash, subject to certain exceptions. The fair value of such Class C Common Stock ($0.9 million) at the date of issuance was recorded as common stock and paid-in capital with a corresponding reduction in the carrying value of the Exchangeable Preferred. The resulting discount is being amortized as additional preferred stock dividends over the term of the Exchangeable Preferred. The Exchangeable Preferred is exchangeable at the Company's option into 13 3/4% subordinated notes due March 15, 2009.

         As of December 12, 2001, all cumulative dividends on the Exchangeable Preferred have been paid by the issuance of additional shares of Exchangeable Preferred. The value of the Exchangeable Preferred, was $48.2 million and $41.8 million as of September 30, 2001 and September 24, 2000, respectively. The Exchangeable Preferred is not entitled to any vote, except as required in the Company's certificate of incorporation and by law.

         On March 12, 1998, the Company authorized 100,000 shares of Preferred Stock Class B, $.001 par value. On March 12, 1998, 15,000 shares of Class B Series 1 preferred stock, $.001 par value, were issued to CEG in consideration for a $15 million investment. On December 3, 1999, 15,000 shares of Class B Series 2 preferred stock were issued in connection with the merger with CEG in consideration for 87% of shares of CEG's common stock with a liquidation value of $15 million.

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

         Pursuant to the terms of the instruments governing the indebtedness of the Company, the Company is subject to certain affirmative and negative covenants customarily contained in agreements of this type, including, without limitations covenants that restrict, subject to specified exceptions (i) mergers, consolidations, asset sales or changes in capital structure, (ii) creation or acquisition of subsidiaries, (iii) purchase or redemption of capital stock or declaration or payment of dividends or distributions on such capital stock, (iv) incurrence of additional indebtedness, (v) investment activities,
(vi) granting or incurrence of liens to secure other indebtedness, (vii) prepayment or modification of the terms of subordinated indebtedness, and (viii) engaging in transactions with affiliates.

         During Fiscal 2001, Sweetheart experienced a casualty loss at its Somerville, Massachusetts facility. Sweetheart carries business interruption insurance and has filed a claim with the insurance company. Settlement of the recovery amount is to be determined.

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was filed in state court in Georgia in April 1987 and later removed to federal court. The Plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended. The relief sought by Plaintiffs was to have the Plan termination declared ineffective. The United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986, and judgment was entered dismissing the case in March 1996. The Circuit Court affirmed the judgment entered in favor of Sweetheart. Plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. Sweetheart expects to complete paying out the termination liability and associated expenses in connection with the Plan termination by December 31, 2001. As of September 30, 2001, Sweetheart had disbursed $19.6 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds the assets set aside in the Plan by $0.4 million, which amount has been fully reserved by Sweetheart.

         On November 29, 2001, the liquidating trustee of Ace Baking Company, Limited Partnership, filed a Complaint for Avoidance of Transfers and Disallowance or Subordination of Claims against Sweetheart in the United States Bankruptcy Court Eastern District of Wisconsin. The Complaint, among other things, seeks to avoid a portion of the consideration paid by Ace Baking Company to Sweetheart, as a fraudulent transfer, in connection with the sale by Sweetheart of its bakery business to Ace Baking in November 1997. In addition, the Trustee alleges that certain subsequent payments made by Ace Baking to Sweetheart in connection with such sale are avoidable preferences. We believe that the Trustee's claims are without merit and we intend to vigorously defend this matter. In addition, we have no reason to believe that the final outcome of this matter will have a material adverse effect on our financial condition or results of operations. However, we cannot assure you of the ultimate effect on us, if any, given the early stage of this matter.

         On July 13, 1999, Sweetheart received a letter from the Environmental Protection Agency ("EPA") identifying Sweetheart, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of Sweetheart or any other entity. Sweetheart responded to the EPA that upon review of its files it had no information with respect to any dealings with that site. On December 20, 1999, Sweetheart received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas and in January 2000 Sweetheart responded to such inquiry. In both instances, Sweetheart has received no further communication from the EPA. Sweetheart denies liability and has no reason to believe the final outcomes will have a material adverse effect on Sweetheart's financial condition or results of operations. However, no assurance can be given about the ultimate effect on Sweetheart.

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

         The Company is contemplating various strategic options which may include a restructuring of its business debt and capital structure, including, among other things, the public sale or private placement of debt or equity securities of the Company or its subsidiaries, joint venture transactions, new borrowings, the refinancing of the Company's existing debt agreements, open market purchases, tender offers or exchange offers of the Company's outstanding securities. There can be no assurances that any of these strategic options will be consummated.


Net Operating Loss Carryforwards

         As of September 30, 2001, Sweetheart had approximately $28 million of net operating loss ("NOL") carryforwards for federal income tax purposes, which expire in 2018. Although Sweetheart expects that sufficient taxable income will be generated in the future to realize these NOLs, there can be no assurance that future taxable income will be generated to utilize such NOLs.


Impact of Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible
Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet. The Company has adopted SFAS No. 141 and is currently evaluating the impact of SFAS No. 142 on its consolidated financial statements.

         In October 2001, the FASB issued pronouncement SFAS No. 144 Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principals Board Opinion
("APB") No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company is currently evaluating the impact of SFAS No. 144 on its consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the balance sheet. The Company adopted SFAS No. 133 effective September 25, 2000. The adoption of SFAS No. 133 did not have an impact on the consolidated financial statements.


Item 7a     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         Sweetheart is exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our variable rate debt. All borrowing under the US Credit Facility and Canadian Credit Facility, each of which contains a revolving and term credit facility, bear interest at a variable rate. Borrowings under the revolving credit facility bear interest, at Sweetheart's election, at a rate equal (i) LIBOR plus 2.00% or
(ii) a bank's base rate plus 0.25%, plus certain fees. Borrowings under the term loan bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit borrowings and an index rate plus 2.00% with respect to the term loan borrowings. As of September 30, 2001, the outstanding indebtedness under the US Credit Facility was $126.2 million and the Canadian Credit Facility was $16.6 million in US dollars. Based upon these amounts, the annual net income would change by approximately $0.9 million for each one percentage point change in the interest rates applicable to our variable debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

         Fonda is exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with its variable rate debt. Borrowings under the revolving credit facility bear interest at the bank's prime rate plus 0.50% or at LIBOR. Borrowings under the term loan bear interest at the bank's prime rate plus 0.75% or at LIBOR plus 2.75% at the election of Fonda. At September 30, 2001, $49.6 million was outstanding and $15.4 million was the maximum remaining advance available based upon eligible collateral. Based upon these amounts, the annual net income would change by approximately $0.4 million for each one percentage point change in the interest rates applicable to Fonda's variable debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.


Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements and Schedule attached hereto and listed in
Item 14 (a)(1) and (a)(2) hereof.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                    PART III


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages and positions of the directors, executive officers and key employees of SF Holdings as of December 12, 2001. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

       Name                  Age                      Position
----------------------       ---         ---------------------------------------
Dennis Mehiel                 59         Chairman and Chief Executive Officer

Thomas Uleau                  57         Vice Chairman and Senior Vice President

Hans H. Heinsen               48         Senior Vice President, Chief  Financial
                                         Officer and Treasurer

Harvey L. Friedman            59         Secretary and General Counsel

Michael Hastings              54         Senior Vice President

Robert Korzenski              47         Senior Vice President

Alfred B. DelBello            65         Director

Gail Blanke                   53         Director

John A. Catsimatidis          53         Director

Chris Mehiel                  62         Director

Edith Mehiel                  56         Director

Jerome T. Muldowney           56         Director

Alan D. Scheinkman            51         Director

G. William Seawright          60         Director

Lowell P. Weicker, Jr.        70         Director

         Mr. Mehiel has been Chairman of the Board and Chief Executive Officer of the Company since December 1998. He has served as Chairman and Chief Executive Officer of Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Mehiel is also Chairman and Chief Executive Officer of Fonda and Creative Expressions Group ("CEG"). Since July 2000, he has been a director of Box USA Holdings, Inc. ("Box USA"), formerly Four M Corporation ("Four M"), a converter and seller of interior packaging, corrugated sheets and corrugated containers, which he co-founded. From 1966 until July 2000, he was Chairman of Four M, and since 1977 (except during a leave of absence from April 1994 through July 1995) he was the Chief Executive Officer of Four M. Mr. Mehiel is also currently Chief Executive Officer and a director of Mannkraft Corporation, formerly, Box USA of New Jersey Inc., a manufacturer of corrugated containers.

         Mr. Uleau has been Vice Chairman and Senior Vice President of the Company since March 1, 2001. Prior thereto he was President, Chief Operating Officer and a Director of the Company since February 1998. He is also Executive Vice President and a director of Sweetheart Holdings and Sweetheart Cup since March 1, 2001 and prior thereto he served as President, Chief Operating Officer and a director of Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Uleau has also served as Executive Vice President of Fonda since March 1998 and a director of Fonda since 1988. He has also served in a variety of executive officer positions at Fonda since 1988. He served as Executive Vice President and Chief Financial Officer of Four M from 1989 through 1993 and its Chief Operating Officer in 1994. He has been Executive Vice President of CEG since 1996 and as a director of CEG.

         Mr. Heinsen has been Senior Vice President, Chief Financial Officer and Treasurer of the Company since February 1998 and Senior Vice President - Finance and Chief Financial Officer of Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Heinsen has also served as Senior Vice President and Treasurer of Fonda since February 1997, Chief Financial Officer of Fonda since June 1996 and Chief Financial Officer of CEG since November 1998. Prior to joining Fonda, Mr. Heinsen spent 21 years in a variety of corporate finance positions with The Chase Manhattan Bank, N.A.

         Mr. Friedman has been Secretary and General Counsel of the Company since February 1998 and Secretary and General Counsel of Fonda since May 1996. He also served as a director of Fonda from 1985 to January 1997. He has been Secretary and General Counsel of Sweetheart Holdings and Sweetheart Cup since March 1, 2001. Mr. Friedman is also Secretary and General Counsel of CEG and Mannkraft Corporation and is a director of CEG. He was formerly a partner of Kramer Levin Naftalis & Frankel LLP, a New York City law firm.

         Mr. Hastings has been Senior Vice President of the Company since January 2001. He has been President of Sweetheart Holdings and Sweetheart Cup since March 1, 2001 and prior thereto was Senior Vice President - Sales and Marketing for Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Hastings was also Senior Vice President of Fonda. Prior to joining the Sweetheart, Mr. Hastings served as President of the Fonda Division of Fonda, which he joined in May 1995. From December 1990 to April 1995, Mr. Hastings served as Vice President of Sales and Marketing and as a director of Anchor Packaging Company, a manufacturer of institutional films and thermoformed plastic packaging. Prior to joining Anchor Packaging Company, Mr. Hastings was employed for over 25 years in a variety of positions in the paper and plastic industries, including sales, marketing and plant operations management at Scott Paper Company and Thompson Industries.

         Mr. Korzenski  has been Senior  Vice  President  of the  Company  since
January 2001. He has been President and Chief Operating Officer of Fonda since March 1998. Prior to that, he had been Senior Vice President of Fonda since January 1997 and President of the Hoffmaster division since its acquisition by Fonda in March 1995. From October 1988 to March 1995, he served as Vice President of Operations and Vice President of Sales of Scott Institutional, a division of Scott Paper Company ("Scott"). Prior to that, he was Director of National Sales at Thompson Industries.

         Mr. DelBello has served as a director of the Company since February 1998, Vice Chairman of Fonda since January 1997 and a director of Fonda since 1990. Since July 1995, Mr. DelBello has been a partner in the law firm of DelBello, Donnellan & Weingarten & Tartaglia, LLP. From September 1992 to July 1995 he was a partner in the law firm of Worby DelBello Donnellan & Weingarten. Prior thereto, he had been President of DelBello Associates, a consulting firm, since 1985. Mr. DelBello served as Lieutenant Governor of New York State from 1983 to 1985.

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

         Mr. Chris Mehiel, the brother of Dennis Mehiel, has been a Director of the Company since February 1998 and a Director of Fonda since January 1997. Mr. Mehiel is a co-founder of Four M and was Executive Vice President, Chief Operating Officer and a director of Four M from September 1995 until July 2000 and Chief Financial Officer from August 1997 until July 2000. He is an executive officer of the managing member of Fibre Marketing Group, LLC, the successor to Fibre Marketing Group, Inc., ("Fibre Marketing") a waste paper recovery business which he co-founded, and of which he was President from 1994 to January 1996. Fonda owns a 25% interest in Fibre Marketing. From 1993 to 1994, Mr. Mehiel served as President and Chief Operating Officer of Mannkraft Corporation. From 1982 to 1992, Mr. Mehiel served as the President and Chief Operating Officer of Specialty Industries, Inc., a waste paper processing and container manufacturing company.

         Ms. Edith Mehiel, the former spouse of Dennis Mehiel, has been a director of the Company since March 1, 2001.

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

         Mr. Scheinkman has been a Director of the Company since April 2000. Since January 2001, Mr. Scheinkman has been a member of the law firm of Epstein Becker and Green P.C. From January 1998 to December 2000 he was County Attorney of Westchester County, New York, Counsel to the County Executive and Board of Legislators. Prior thereto, Mr. Scheinkman was in private practice with Scheinkman, Fredman & Kosan LLP. Mr. Scheinkman is also Associate Minority Counsel to the New York Senate. He also serves as a director of NCO Portfolio Management Inc.

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

         Mr. Weicker, Jr. has served as a Director of the Company since February 1998 and as a director of Fonda since January 1997. Mr. Weicker served as Governor of the State of Connecticut from January 1991 through January 1995. From 1968 to 1989, Mr. Weicker served in the U.S. Congress. In 1992, Mr. Weickel earned the Profiles in Courage Award from the John F. Kennedy Library Foundation. He currently serves as a Director of Compuware Corporation, World Wrestling Federation Entertainment, Inc., HPSC, Inc. and United States Tobacco, Inc.


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

Item 11.    EXECUTIVE COMPENSATION

         The following table sets forth the compensation earned, whether paid or deferred, to the Company's Chief Executive Officer and its other four most highly compensated executive officers (collectively, the "Named Officers") for Fiscal 2001, 2000 and 1999 for services rendered in all capacities to the Company during such periods. The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the named executive officers did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus or (ii) $50,000. Thus, such amounts are not reflected in the following table.

                           Summary Compensation Table


                                                 Annual Compensation
---------------------------------------   ---------------------------------  --------------------------

                                                                                           All Other
           Name and Principal                          Salary       Bonus      SARs      Compensation
                Position                   Fiscal       ($)          ($)      (#)(1)         ($)(2)
----------------------------------------  --------  -----------  ----------  ---------  ---------------
Dennis Mehiel
  Chairman and Chief Executive Officer      2001      735,576      340,000          -      412,540 (3)
                                            2000      946,280      600,000          -        1,507
                                            1999      524,650      415,000          -        1,743

Thomas Uleau
  Vice Chairman and Senior Vice             2001      433,173      116,411          -       12,724
  President                                 2000      420,129      500,000    126,516       18,201
                                            1999      348,654      445,000          -       78,037

Harvey Friedman
  Secretary and General Counsel             2001      287,850      115,000          -            -
                                            2000      195,700      200,000          -            -
                                            1999      136,800       25,000          -            -

Michael Hastings
  Senior Vice President                     2001      266,602      100,000          -       11,232
                                            2000      245,512      235,000    126,516       23,182
                                            1999      199,231      255,000          -       49,722

Hans H. Heinsen
  Senior    Vice    President,    Chief     2001      255,428      176,411          -       17,534
  Financial Officer and Treasurer           2000      251,102      235,000    40,178         8,065
                                            1999      235,140      217,000          -       13,547

Robert Korzenski
  Senior Vice President                     2001      244,543      140,000          -       11,480
                                            2000      239,578      235,000    126,516       20,998 (4)
                                            1999      204,616       75,000          -       31,332 (5)

(1) The Fonda SAR Plan was terminated on September 14, 2000, effective as of October 1, 1999. No SARs were issued during Fiscal 2000 or Fiscal 1999. All vested SARs were redeemed on September 20, 2000. See "--Stock Appreciation Rights".
(2) Reflects matching contributions under 401(k) Plans, long-term disability and life insurance premiums paid (See "Employee Benefit Plans").
(3) Reflects $2,580 of life insurance premiums and $409,960 for personal expenses paid by Sweetheart.
(4)  Included in other compensation is $11,726 paid for relocation by Fonda.
(5)  Included in other compensation is $17,565 paid for relocation by Fonda.

Stock Option Plan

         Pursuant to the Sweetheart Investment, Dennis Mehiel currently holds 71,515 currently exercisable options to purchase Class A Common Stock of SF Holdings.

         During Fiscal 2001, the Company adopted the SF Holdings Group, Inc. Share Incentive Plan in which the Company may grant options to its employees to purchase up to 95,995 shares of the Company's Class D Common Stock. The Company has reserved 95,995 shares of Class D Common Stock for issuance upon exercise of these options. The exercise price of each option is determined by the Company at the date of grant and an option's maximum term is 10 years.

         During Fiscal 2001, the Company granted options to purchase shares of its common stock to certain employees of the Company. Certain officers of the Company were issued options that vested one-third immediately with the remaining options vesting over two years, while all other eligible employees were issued options that vest over a period of three years. The exercise prices of the options granted to the officers and certain employees were below the fair market value of the Company's common stock at the date of the grant. During the vesting periods, these discounts of $1.6 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to stock options was $1.2 million for Fiscal 2001.

         In Fiscal 2001, the weighted average fair value of the stock options, issued to the officers was $1.4 million estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: dividend yield of zero, risk-free interest rate of 5.75%, and expected live of option grants of two years. The weighted average fair value of the stock options, issued to all other eligible employees was $0.5 million in Fiscal 2001 estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: dividend yield of zero, risk-free interest rate of 2.75%, and expected life of option grants of three years.

         The following table summarizes information about grants of stock options that have been made during Fiscal 2001 to each of the officers:

                                     Option Grants in Fiscal 2001
------------------------------------------------------------------------------------------------------
                         Individual Grants
                  -----------------------------
                    Number of
                   Securities  Percent of Total                                                Grant
                   Underlying   Options Granted   Exercise     Market                          Date
                    Options     to Employees in   Price per   Price at                        Present
                    Granted       Fiscal 2001      Share     Grant Date   Expiration Date      Value
----------------  -----------  ----------------  ----------  ----------  -----------------  ----------
Thomas Uleau          5,000         12.7%          $ 93.75    $ 141.14    February 5, 2011    $57.44

Harvey Friedman       5,000         12.7%          $ 93.75    $ 141.14    February 5, 2011    $57.44

Michael Hastings      5,000         12.7%          $ 93.75    $ 141.14    February 5, 2011    $57.44

Hans H. Heinsen       5,000         12.7%          $ 93.75    $ 141.14    February 5, 2011    $57.44

Robert Korzenski      5,000         12.7%          $ 93.75    $ 141.14    February 5, 2011    $57.44

Stock Appreciation Rights

         On September 14, 2000 Fonda terminated the SAR plan effective as of October 1, 1999. In total, 10,140 SARs were redeemed at their October 1, 1999 value from Named Officers at a total cost of $293,210. All unvested SARs held by Named Officers not redeemed by Fonda were forfeited.

                                                         SARs Outstanding at  Value of Outstanding
     Name         SARs Redeemed (#)  Value Realized ($)         FY end                SARs
----------------  -----------------  ------------------  -------------------  --------------------

Thomas Uleau           3,900              126,516                 -                      -

Hans Heinsen           2,340               40,178                 -                      -

Robert Korzenski       3,900              126,516                 -                      -


Employee Benefit Plans

         A majority of Sweetheart's employees ("Participants") are covered under a 401(k) defined contribution plan. Effective January 1, 2000, Sweetheart provides a matching contribution of 100% on the first 2% of a participant's salary and 50% on the next 4% of a participant's salary. Sweetheart's match is currently limited to participant contributions up to 6% of participant salaries. In addition, Sweetheart is allowed to make discretionary contributions. Certain Company employees are covered under defined benefit plans. Benefits under these plans are generally based on fixed amounts for each year of service.

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

         On January 1, 1997, Fonda adopted a defined contribution benefit plan. All non-union employees and certain union employees are covered under Fonda's 401(k) savings and investment plans. Employee contributions are matched to varying amounts according to the plan as it relates to a particular facility and in addition, at the discretion of Fonda. Fonda also participates in multi-employer pension plans for certain of its union employees.

         The executive officers of SF Holdings are not covered under any of the Sweetheart or Fonda defined benefit plans. Rather, such persons are covered under defined contribution plans only.


Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of December 12, 2001, with respect to the shares of common stock of SF Holdings beneficially owned by each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding common stock of SF Holdings, the directors and officers of the Company, and all directors and officers of the Company, as a group.

                                                              Percent
   Name of Beneficial Owner        Number of Shares          Ownership
---------------------------------  ----------------       --------------

Dennis Mehiel
     373 Park Avenue South
     New York City, NY  10016          716,037       (1)       71.8%

Thomas Uleau
     10100 Reisterstown Road
     Owings Mills, Maryland 21117       16,366       (2)        1.6%

Directors and executive officers
     as a Group (6 persons)            755,270       (3)       75.8%

(1) Includes 15,352 shares of Class A Common Stock of SF Holdings that would be issuable upon conversion of Class B Series 1 Preferred Stock held by CEG, 116,647 shares of Class A Common Stock of SF Holdings that would be issuable upon conversion of Class B Series 2 Preferred Stock, 71,515 shares underlying options to purchase Class A Common Stock of SF Holdings, which are presently exercisable, and 134,138 shares which Mr. Mehiel has the power to vote pursuant to a voting trust agreement.
(2) Includes 3,498 shares of Class A Common Stock of SF Holdings that would be issuable upon conversion of Class B Series 2 Preferred Stock and 3,333 shares underlying options to purchase Class D Common Stock of SF Holdings, which are presently exercisable.
(3) Includes an aggregate of 13,332 shares underlying options to purchase Class D Common Stock of SF Holdings which are presently exercisable.


Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         All of the affiliates referenced below are directly or indirectly under the common ownership of the Company's Chief Executive Officer. The Company believes that transactions entered into with related parties were negotiated on terms which are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         During Fiscal 2001, the Company sold $7.7 million of scrap paper to Fibre Marketing, a waste paper recovery business in which Fonda has a 25% interest and which the Chief Executive Officer co-founded, and was President from 1994 to January 1996. Included in accounts receivable as of September 30, 2001 is $2.0 million due from Fibre Marketing. Other sales to affiliates during Fiscal 2001 were not significant.

         During Fiscal 2001, the Company purchased $7.6 million of corrugated containers from Box USA and $1.0 million of travel services from Emerald Lady, Inc. ("Emerald Lady"), a company wholly owned by the Company's Chief Executive Officer. Included in accounts payable, as of September 30, 2001, is $0.6 million due to Box USA. Other purchases from affiliates during Fiscal 2001 were not significant.

         At September 30, 2001, Fonda has a loan receivable from its Chief Executive Officer totaling $0.3 million plus accrued interest at 5.06%. At September 24, 2000, Fonda had a loan receivable from its Chief Executive Officer totaling $0.3 million plus accrued interest at 10%. During Fiscal 1999, Fonda had a $0.2 million loan receivable with another executive officer plus accrued interest at 5.39% which was paid in full in June 1999. CEG has advanced the Chief Executive Officer $1.9 million. The loans are payable upon demand.

         During Fiscal 2000, Sweetheart entered into a lease agreement with D&L Development, LLC, an entity in which Sweetheart's Chief Executive Officer indirectly owns 47%, to lease a warehouse facility in Hampstead, Maryland. In Fiscal 2001 and 2000, rental payments under this lease were $3.6 million and $0.7 million, respectively. Annual rental payments under the 20 year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

         During  Fiscal  2000,  Sweetheart  began  leasing a  facility  in North
Andover, Massachusetts from D&L Andover Property, LLC, an entity in which Sweetheart's Chief Executive Officer indirectly owns 50%. In Fiscal 2001, rental payments under this lease were $1.4 million. Annual rental payments under the 20 year lease are $1.5 million in the first year, which escalates at a rate of 2% each year thereafter.

         During Fiscal 2000, Fonda sold a 13.2% interest in Fibre Marketing to Mehiel Enterprises, Inc. for $0.1 million. Prior to Fiscal 2000, Fonda had a 38.2% ownership in Fibre Marketing of which Fonda had granted Sweetheart the right to acquire 50% of it's interest in Fibre Marketing for $0.1 million. Fonda retains a 25% ownership interest in Fibre Marketing and accounts for its ownership interest using the equity method. During Fiscal 2001, 2000 and 1999, Fonda recorded a loss of $67,000, income of $241,000, and a loss of $43,000, respectively.

         Fonda leases a building in Jacksonville Florida from Fonda's Chief Executive Officer. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, the Chief Executive Officer can require Fonda to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, Fonda terminated it operations at this facility and is currently subleasing the entire facility. Four M Corporation ("Four M") subleased a portion of this facility through May 1998 and again from October 1999 through February 2000. Rent expense, net of sublease income on the portion of the premises subleased to Four M during Fiscal 2001 was less than $0.2 million, Fiscal 2000 was less than $0.2, and through May 1998 was $0.1 million in Fiscal 1999.

         During Fiscal 2000, the Company sold $7.6 million of scrap paper to Fibre Marketing. Included in accounts receivable as of September 24, 2000 is $1.3 million due from Fibre Marketing. Other sales to affiliates during Fiscal 2000 were not significant.

         During Fiscal 2000, the Company purchased $9.7 million of corrugated containers from Box USA, $0.2 million of other services from Four M and $0.9 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of September 24, 2000, is $0.1 million due to Box USA. Other purchases from affiliates during Fiscal 2000 were not significant.

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

         On December 6, 1999, pursuant to the CEG Asset Purchase Agreement, Fonda purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights and customer lists. In addition, pursuant to the CEG Asset Purchase Agreement, Fonda purchased certain inventory of

CEG. The aggregate purchase price for the intangible assets and the inventory is $41 million ($16 million for the intangible assets and $25 million for the inventory), payable in cash, the cancellation of certain notes and warrants and the assumption of certain liabilities. Pursuant to the agreement, Fonda also acquired other CEG assets in exchange for outstanding trade payables owed to Fonda by CEG. In connection with the CEG Asset Purchase Agreement, Fonda canceled previous agreements with CEG including all licensing and manufacturing arrangements and a certain Promissory Note dated February 27, 1997. Independent appraisals were obtained to determine the fairness of the purchase price for such assets.


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

       2.1 Investment Agreement, dated as of December 29, 1997, among the Stockholders of Sweetheart Holdings Inc. ("Sweetheart Holdings"), Creative Expressions Group, Inc. ("CEG") and SF Holdings Group, Inc. ("SF Holdings").
       3.1       Restated Certificate of Incorporation of the Company.
       3.2       By-laws of the Company.
       3.3 Amended and Restated Certificate of Incorporation of SF Holdings Group, Inc.
       3.4 Certificate of Designation of Class B Series 2 Preferred Stock of SF Holdings Group, Inc.
       4.1 Indenture, dated as of March 12, 1998, between SF Holdings and The Bank of New York.
       4.2 Form of 12 3/4% Series A and Series B Senior Secured Discount Notes, dated as of March 12,1998 (incorporated by reference to
                 Exhibit 4.1).
       4.3 Registration Rights Agreement, dated as of March 12, 1998, among SF Holdings, Bear Stearns & Co. Inc. and SBC Warburg Dillon Read Inc. (the "Initial Purchasers").
       4.4 Registration Rights Agreement, dated as of March 20, 1998, between the Company, American Industrial Partners Management Company, Inc. ("AIPM") and Bear, Stearns & Co., Inc.
       4.5       Form of Certificate of Exchangeable Preferred Stock.
       4.6 Form of Indenture between the Company and The Bank of New York governing the 13 3/4% Subordinated Notes due March 15, 2009.
       4.7 Paragraph A of Article Fourth of the Restated Certificate of Incorporation of the Company (incorporated by reference to
                 Exhibit 3.1).
       10.1 Stockholders' Rights Agreement, dated as of March 12, 1998, among SF Holdings and the persons listed on Schedule I thereto.
       10.2 Stockholders' Agreement, dated as of March 12, 1998, among Sweetheart Holdings,

                 SF Holdings and the Original Stockholders.
       10.3      Stockholders  Agreement,  dated as of March 12,  1998, among SF
                 Holdings and the Initial Purchasers.
       10.4      Pledge  Agreement,  dated as of  March  12,  1998,  between  SF
                 Holdings and the Bank of New York.
       10.5      Tax Sharing  Agreement,  dated as of March 12,  1998,  among SF
                 Holdings and The Fonda Group, Inc. ("Fonda").
       10.6      Second Restated  Management  Services  Agreement,  dated  as of
                 March  12, 1998,  among  Sweetheart  Holdings,  Sweetheart  Cup
                 Company Inc. ("Sweetheart Cup"),  American  Industrial Partners
                 Management Company, Inc. ("AIPM") and SF Holdings.
       10.7      Amendment   No.  1  to  Second  Restated   Management  Services
                 Agreement, dated  as  of  March  12,  1998,  among   Sweetheart
                 Holdings, Sweetheart Cup, AIPM and SF Holdings.
       10.8      Assignment  and  Assumption  Agreement,  dated  as of March 12,
                 1998, between SF Holdings and Fonda.
       10.9      Stockholders Agreement, dated as of March 20, 1998, between the
                 Company and Bear, Stearns & Co., Inc.
       10.19     Asset  Purchase Agreement, dated as of December 6, 1999 between
                 Creative Expressions Group, Inc. and Fonda.
       10.20     Agreement  and  plan  of  merger, dated as of December 3, 1999, amongst SF  Holdings, Inc., SF  Holdings  Acquisition  Holdings
                 Corp. and Creative Expressions Group, Inc..
       27.1*     Financial Data Schedule.
       -------------
*      filed herein.

(b)    Reports on Form 8-K during fiscal year ended September 30, 2001:

                 A report on Form 8-K was filed on March 15, 2001 under Item 5.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page

Independent Auditors' Report                                                 35

Consolidated Balance Sheets as of September 30, 2001
         and September 24, 2000                                              36

Consolidated Statements of Operations and Other Comprehensive Loss
              for Fiscal Years 2001, 2000 and 1999                           37
Consolidated Statements of Cash Flows
              for Fiscal Years 2001, 2000 and 1999                           38

Consolidated Statements of Shareholders' Equity
              for Fiscal Years 2001, 2000 and 1999                           39

Notes to Consolidated Financial Statements                                   40

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
SF Holdings Group, Inc.

         We have audited the accompanying consolidated balance sheets of SF Holdings Group, Inc. and subsidiaries (the "Company") as of September 30, 2001 and September 24, 2000, and the related consolidated statements of operations and other comprehensive loss, shareholders' deficit, and cash flows for each of the three fiscal years in the period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2001 and September 24, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.




/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
December 7, 2001

                             SF HOLDINGS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       September 30,      September 24,
                                                           2001                  2000
                                                      ---------------   ----------------
                              Assets
Current assets:
  Cash and cash equivalents                             $   11,869         $    6,352
  Cash in escrow                                                 8                300
  Receivables, less allowances of $3,395 and $3,534        167,855            155,684
  Due from affiliates                                        1,347              1,286
  Inventories                                              225,021            226,657
  Deferred income taxes                                     24,007             24,347
  Refundable income taxes                                      665                622
  Spare parts                                               23,273             24,066
  Assets held for sale                                      10,210                  -
  Other current assets                                       9,372              5,888
                                                        -----------        -----------
    Total current assets                                   473,627            445,202

Property, plant and equipment, net                         265,795            263,368
Deferred income taxes                                       38,107             37,694
Spare parts                                                 12,077              8,313
Goodwill, net                                              118,307            106,108
Other assets                                                24,472             20,444
                                                        -----------        -----------

    Total assets                                         $ 932,385         $  881,129
                                                        ===========        ===========

               Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable                                      $   96,072         $   91,068
  Accrued payroll and related costs                         46,892             55,486
  Other current liabilities                                 49,260             56,114
  Current portion of deferred gain on sale of assets        10,275             10,275
  Current portion of long-term debt                         16,942             57,266
                                                        -----------        -----------
    Total current liabilities                              219,441            270,209

Commitments and contingencies  (See Notes)

Deferred income taxes                                        4,252              4,209
Long-term debt                                             542,575            434,967
Deferred gain on sale of assets                             83,672             93,948
Other liabilities                                           58,628             57,511
                                                        -----------        -----------

    Total liabilities                                      908,568            860,844
                                                        -----------        -----------

Minority interest in subsidiaries                            6,427              3,169
Exchangeable preferred stock                                48,209             41,794
Preferred Stock B, Series 2                                 15,000             15,000
Redeemable common stock                                      2,356              2,286
Shareholders' deficit                                      (48,175)           (41,964)
                                                        -----------        -----------

    Total liabilities and shareholders' deficit         $  932,385         $  881,129
                                                        ===========        ===========


          See accompanying Notes to Consolidated Financial Statements.

                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND OTHER COMPREHENSIVE LOSS
                                 (In thousands)

                                                                          Fiscal

                                                        ------------------------------------------
                                                            2001           2000           1999
                                                        ------------   ------------   ------------

Net sales                                               $ 1,316,672    $ 1,276,888    $ 1,182,004
Cost of sales                                             1,144,802      1,090,799      1,023,135
                                                        ------------   ------------   ------------

  Gross profit                                              171,870        186,089        158,869

Selling, general and administrative expenses                114,684        113,320        118,654
Restructuring charge (credit)                                   504          1,153           (512)
Asset impairment expense                                      2,244              -              -
Other income, net                                            (9,391)          (448)          (307)
                                                        ------------   ------------   ------------

  Operating income                                           63,829         72,064         41,034

Interest expense, net of interest income of $148,
  $1,346 and  $620                                           53,799         65,312         70,173
                                                        ------------   ------------   ------------

  Income (loss) before income tax expense
  (benefit),  minority  interest and
  extraordinary loss                                         10,030          6,752        (29,139)

Income tax expense (benefit)                                  5,506          4,114         (9,561)
Minority interest in subsidiaries' income (loss)              1,196          1,649           (897)
                                                        ------------   ------------   ------------

  Income (loss) before extraordinary loss                     3,328            989        (18,681)

Extraordinary loss on debt extinguishment (net of
  income tax benefit of $562)                                     -           (843)             -
                                                        ------------   ------------   ------------

  Net income (loss)                                           3,328            146        (18,681)

Payment-in-kind dividends on exchangeable
  preferred stock                                             6,415          5,503          4,847
                                                        ------------   ------------   ------------

  Net loss applicable to common shareholders            $    (3,087)   $    (5,357)   $   (23,528)
                                                        ============   ============   ============

Other comprehensive loss:

  Net income (loss)                                     $     3,328    $       146    $   (18,681)
  Foreign currency translation adjustment                      (392)          (122)           272
  Minimum pension liability adjustment (net of
  income tax (benefit) expense of $(2,317), $(33)
  and $1,503)                                                (3,476)           (49)         2,255
                                                        ------------   ------------   ------------

  Comprehensive loss                                    $      (540)   $       (25)   $   (16,154)
                                                        ============   ============   ============

          See accompanying Notes to Consolidated Financial Statements.

                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               Fiscal
                                                              ------------------------------------------
                                                                 2001           2000           1999
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $     3,328    $       146    $   (18,681)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                                  33,524         50,025         56,862
    Amortization of deferred gain                                 (10,276)        (2,813)             -
    Asset impairment expense                                        2,244              -              -
    Deferred income tax expense (benefit)                           2,799         (1,100)        (9,118)
    Gain on sale of assets                                           (362)          (878)        (1,150)
    Interest accreted on debt                                      14,208         11,984         11,046
    Minority interest in subsidiaries' income (loss)                1,196          1,649           (897)
    Changes in operating assets and liabilities (net of
    business acquisitions):
      Receivables                                                  (7,860)       (17,508)          (794)
      Due from affiliates                                             (61)          (748)           305
      Inventories                                                  10,780        (30,204)           (65)
      Other current assets                                         (5,218)        (4,051)           173
      Accounts payable and accrued expenses                       (26,485)        (3,045)         4,297
      Other, net                                                   (5,718)         5,901          9,531
                                                              ------------   ------------   ------------
        Net cash provided by operating activities                  12,099          9,358         51,509
                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment                      (31,701)       (25,269)       (37,776)
  Payments for business acquisitions                              (40,665)       (12,411)             -
  Proceeds from sale of property, plant and equipment                 120        221,448          7,435
                                                              ------------   ------------   ------------
        Net cash (used in) provided by investing activities       (72,246)       183,768        (30,341)
                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under credit  facilities             67,510         38,273        (47,008)
  Net  (repayments) borrowings of other debt                       (1,798)      (228,927)        14,658
  Increase in cash escrow                                             (17)      (206,318)       (10,821)
  Decrease in cash escrow                                             309        206,018         16,285
  Redemption of minority interests                                   (340)             -              -
                                                              ------------   ------------   ------------
        Net cash provided by (used in) financing activities        65,664       (190,954)       (26,886)
                                                              ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                       5,517          2,172         (5,718)
CASH AND CASH EQUIVALENTS, beginning of year                        6,352          4,180          9,898
                                                              ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of year                        $    11,869    $     6,352    $     4,180
                                                              ============   ============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Interest paid                                         $    37,070    $    53,733    $    56,103
                                                              ============   ============   ============
        Income taxes paid                                     $     2,484    $     3,673    $     2,608
                                                              ============   ============   ============
SUPPLEMENTAL NON-CASH INVESTING ACTIVITY:
        Note Payable associated with business acquisition     $         -    $     2,914    $         -
                                                              ============   ============   ============

          See accompanying Notes to Consolidated Financial Statements.

                             SF HOLDINGS GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                 (In thousands)

                                              Additional                Accumulated Other       Total
                                      Common   Paid-In                Comprehensive Income  Shareholders'
                                       Stock   Capital     Deficit           (Loss)            Deficit
                                      ------  ----------  ----------  --------------------  -------------
Balance, September 28, 1998            $  7    $ 3,357    $    (449)        $ (3,214)         $    (299)

Net loss                                  -          -      (18,681)               -            (18,681)
Preferred dividend                        -          -       (4,847)               -             (4,847)
Accretion of redeemable common stock      -          -          (67)               -                (67)
Minimum pension liability adjustment      -          -            -            2,255              2,255
Translation adjustment                    -          -            -              272                272
                                       ----    --------   ----------        ---------         ----------

Balance, September 26, 1999               7      3,357      (24,044)            (687)           (21,367)

Issuance Preferred B, Series 2            -     (3,357)     (11,643)               -            (15,000)
Net income                                -          -          146                -                146
Preferred dividend                        -          -       (5,503)               -             (5,503)
Accretion of redeemable common stock      -          -          (69)               -                (69)
Minimum pension liability adjustment      -          -            -              (49)               (49)
Translation adjustment                    -          -            -             (122)              (122)
                                       ----    --------   ----------        ---------         ----------

Balance, September 24, 2000               7          -      (41,113)            (858)           (41,964)

Net income                                -          -        3,328                -              3,328
Equity based compensation                 -      1,154            -                -              1,154
Redemption of minority interests          -       (340)           -                -               (340)
Preferred dividend                        -          -       (6,415)               -             (6,415)
Accretion of redeemable common stock      -          -          (70)               -                (70)
Minimum pension liability adjustment      -          -            -           (3,476)            (3,476)
Translation adjustment                    -          -            -             (392)              (392)
                                       ----    --------   ----------        ---------         ----------

Balance, September 30, 2001            $  7    $   814    $ (44,270)        $ (4,726)         $ (48,175)
                                       ====    ========   ==========        =========         ==========

          See accompanying Notes to Consolidated Financial Statements.

                             SF HOLDINGS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         As used in these notes, unless the context otherwise requires, the "Company" shall refer to SF Holdings Group, Inc. ("SF Holdings") and its subsidiaries, including Sweetheart Holdings Inc. ("Sweetheart") and The Fonda Group, Inc. ("Fonda").

         The Company is one of the largest producers of plastic and paper disposable foodservice and food packaging products in North America. In Fiscal 2001, 2000 and 1999, the Company had net sales of approximately $1.3 billion, $1.3 billion and $1.2 billion, respectively. The Company sells a broad line of disposable paper, plastic and foam foodservice and food packaging products under both branded and private labels to institutional foodservice and consumer foodservice customers, including large national accounts, and participates at all major price points. The Company conducts its business through two principal operating subsidiaries, Sweetheart and Fonda and markets its products under its well recognized Sweetheart(R), Trophy(R), Sensations(R), Hoffmaster(R) and Lily(R) brands. In addition, Sweetheart designs, manufactures and leases container filling equipment for use by dairies and other food processors. This equipment is specifically designed by Sweetheart to fill and seal containers in customers' plants.


1.       SIGNIFICANT ACCOUNTING POLICIES

         Fiscal year end - The Company's fiscal year end is the 52 or 53 week period ending on the last Sunday in September. Fiscal 2001 is the 53 week period ended September 30, 2001. Fiscal 2000 is the 52 week period ended September 24, 2000. Fiscal 1999 is the 52 week period ended September 26, 1999.

         Principles of Consolidation and Translation - The consolidated financial statements include the accounts of the Company and its subsidiaries. Assets and liabilities denominated in foreign currencies are translated at the rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at the average of the monthly exchange rates. The cumulative effect of translation adjustments is deferred and classified as a cumulative translation adjustment in shareholders' equity and comprehensive income. All inter-company accounts and transactions have been eliminated.

         The accounts of the Company's Mexican subsidiary, Global Cup, are consolidated as of and for the period ended August 31, 2001 due to the time needed to consolidate this subsidiary. No events occurred related to this subsidiary in September 2001 that materially affected the Company's consolidated financial position or results of operations.

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

         Inventories - Inventories are stated at the lower of cost or market, using the first-in first-out method.

         Property, Plant and Equipment - Property, plant and equipment is recorded at cost, less accumulated depreciation, or fair market value for business acquisitions and is depreciated on the straight-line method over the estimated useful lives of the assets, with the exception of property, plant and equipment acquired prior to January 1, 1991, which is depreciated on the declining balance method.

         The asset lives of buildings and improvements range between 2 and 50 years and have an average useful life of 22 years. The asset lives of machinery and equipment range between 2 and 13 years and have an average useful life of
12.5 years.

         Costs related to construction in progress are accumulated as incurred and transferred to property, plant and equipment when put into service, at which time, the asset is depreciated over its useful life.

         Revenue Recognition - Revenue is recognized upon shipment of product and when collectability is reasonably assured. Also, the Company rents filling equipment to certain of its customers and recognizes this income over the life of the lease. The Company's sales are evidenced and the sales price fixed based upon either a purchase order, contract or buying agreement with the customer. The Company's freight terms are either FOB shipping point or freight prepaid by the customer. The customer may also be eligible for promotional incentives or rebates. The Company at the time of sale records a reserve for promotional allowances, rebates and other discounts based on historical experience, which are charged to net sales.

         Shipping and Handling Costs - Amounts billed to customers in sales transactions related to shipping and handling, if any, are included in net sales. Shipping and handling costs incurred by the Company are included in cost of sales.

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

         Environmental Cleanup Costs - The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated.

         Income Taxes - Deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

         Reclassifications - Certain prior year balances have been reclassified to conform with the current presentation.

         Concentration of Credit Risk - Financial instruments, which potentially subject the Company to credit risk, consist principally of receivables. Concentration of credit risk with respect to receivables is considered to be limited due to the Company's customer base and the diversity of its geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains a provision for probable credit losses based upon expected collectability of all receivables.

         Impact of Recently Issued Accounting Standards - In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements:
Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet. The Company has adopted SFAS No. 141 and is currently evaluating the impact of SFAS No. 142 on its consolidated financial statements.

         In October 2001, the FASB issued pronouncement SFAS No. 144 Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principals Board Opinion
("APB") No. 30,  Reporting  the Results of

Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company is currently evaluating the impact of SFAS No. 144 on its consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the balance sheet. The Company adopted SFAS No. 133 effective September 25, 2000. The adoption of SFAS No. 133 did not have an impact on the consolidated financial statements.

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting fiscal years. Actual results could differ from those estimates.

         Deferred Catalog Cost and Advertising Expense - The Company expenses the costs of advertising as incurred, except for catalog costs, which are capitalized and amortized over the expected period of future benefits. Direct response advertising consists primarily of catalogs that include order forms for Fonda's products. The everyday products catalog costs are expensed over a period of twelve months, while the spring, fall and holiday season catalog costs are amortized over periods ranging from four to six months coinciding with shipments of products.

         At September 30, 2001 and September 24, 2000, $0.3 million and $0.2 million, respectively, of unamortized catalog costs were included in other current assets. Advertising expense was $0.3 million in Fiscal 2001, $0.2 million in Fiscal 2000 and $0.7 million in Fiscal 1999. Catalog expense was $0.4 million in Fiscal 2001, $0.6 million in Fiscal 2000 and $0.7 million in Fiscal 1999.

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

         As of September 30, 2001 and September 24, 2000, Fonda had $0.5 million in minimum license guarantees and advance royalties, net of reserves. Future minimum royalty payments are $0.4 million in 2002 and $0.1 million thereafter.

2.       INVENTORIES

         The components of inventories are as follows (in thousands):

                             September 30,  September 24,
                                 2001           2000
                             -------------  ----------------

Raw materials and supplies     $  55,955      $  66,941
Finished  products               158,297        148,231
Work in progress                  10,769         11,485
                               ---------      ---------
  Total inventories            $ 225,021      $ 226,657
                               =========      =========


3.       INCOME TAXES

         The  income  tax  provision  includes  the  following   components  (in
thousands):

                                                          Fiscal
                                              ------------------------------
                                                 2001      2000      1999
                                              ---------  --------  ---------
Current:
  Federal                                     $  2,254   $ 3,749   $   (866)
  State                                            453     1,195        423
  Foreign                                            -       270          -
                                              ---------  --------  ---------

    Total current                                2,707     5,214       (443)
                                              ---------  --------  ---------

Deferred:
  Federal                                        2,965      (157)    (7,515)
  State                                            263      (943)    (1,575)
  Foreign                                         (429)        -        (28)
                                              ---------  --------  ---------

    Total deferred                               2,799    (1,100)    (9,118)
                                              ---------  --------  ---------

    Total income tax provision (benefit)      $  5,506   $ 4,114   $ (9,561)
                                              =========  ========  =========

         The effective tax rate varied from the U.S. Federal tax rate of 35% for Fiscal 2001, 2000 and 1999 as a result of the following:

                                       Fiscal
                              -------------------------
                               2001     2000     1999
                              -------  -------  -------

U.S. Federal tax rate           35%      35%      35%
State income taxes, net of
  U.S. Federal tax impact        5        5        3
Interest on discount notes       5        6       (1)
Non-deductible amortization      8       12       (3)
Other                            2        3       (1)
                               ----     ----     ----
  Effective tax rate            55%      61%      33%
                               ====     ====     ====

         Deferred income taxes reflect the net tax effects of net operating loss carryforwards, tax credit carryforwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

                                                              September 30,  September 24,
                                                                  2001           2000
Assets:
  Deferred rent                                                 $  1,606       $      -
  Purchase price allocation for property, plant and equipment          -            397
  Capitalized inventory costs                                      1,781          2,167
  Allowance for doubtful accounts receivable                       1,941          2,747
  Employee benefits                                                3,963          4,053
  Inventory and sales related reserves                             6,005          7,527
  Post-retirement health and pension benefits                     23,985         25,451
  Deferred gain on sale-leaseback transaction                     37,766         41,689
  Accreted interest                                               15,429         10,382
  Benefit of tax carryforwards                                    13,103         16,455
  Other                                                            4,078            829
                                                                ---------      ---------
                                                                 109,657        111,697
                                                                ---------      ---------

Liabilities
  Depreciation                                                   (51,795)       (51,157)
  Inventory adjustments                                                -         (2,708)
                                                                ---------      ---------
                                                                 (51,795)       (53,865)
                                                                ---------      ---------

Net deferred tax assets                                         $ 57,862       $ 57,832
                                                                =========      =========

         Sweetheart has net operating loss carryforwards for income tax purposes of approximately $28 million, which will expire in 2018. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset is more likely than not.

         No provision has been made for U.S. federal deferred income taxes on approximately $12 million of accumulated and undistributed earnings of the Foreign subsidiaries at September 30, 2001 since it is the present intention of management to reinvest the undistributed earnings in foreign operations indefinitely. In addition, the determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings related to the investments in the Foreign subsidiaries is not practicable.


4.       ASSETS HELD FOR SALE

         On  February  20,  2001  and  August  3,  2001,  Sweetheart's  Board of
Directors approved plans for the closure and sale of the Somerville, Massachusetts facility and the Manchester, New Hampshire facility, respectively. These facilities are being consolidated into one location in North Andover, Massachusetts. Sweetheart anticipates the sale of both facilities and has reclassified the facilities to assets held for sale. On September 25, 2001, Sweetheart entered into a contract to sell the Manchester, New Hampshire facility. Sweetheart expects to consummate the sale by the end of December 2001. The sale is expected to result in a net gain.

5.       OTHER CURRENT ASSETS

         The components of other current assets are as follows (in thousands):

                               September 30,  September 24,
                                   2001           2000
                               -------------  -------------

Vendor receivable                 $ 3,141        $ 2,637
Prepaid expenses                    4,951          2,125
Other                               1,280          1,126
                                  -------        -------

  Total other current assets      $ 9,372        $ 5,888
                                  =======        =======


6.       PROPERTY, PLANT AND EQUIPMENT, NET

         The Company's major classes of property, plant and equipment, net are as follows (in thousands):

                                        September 30,  September 24,
                                            2001           2000
                                        -------------  ------------

Land and buildings                        $ 128,017      $ 136,548
Leasehold improvements                          678          1,282
Machinery and equipment                     229,617        205,568
Construction in progress                     16,587         11,006
                                          ---------      ---------

  Total property, plant and equipment       374,899        354,404

Less - accumulated depreciation             109,104         91,036
                                          ---------      ---------

  Property, plant and equipment, net      $ 265,795      $ 263,368
                                          =========      =========

         Depreciation of property, plant and equipment was $27.9 million, $43.2 million and $50.3 million in Fiscal 2001, 2000 and 1999, respectively. In addition, property, plant and equipment includes buildings under capital lease at a cost of $2.4 million and a net book value of $1.5 million at September 30, 2001 and a cost of $2.2 million and a net book value of $1.4 million at September 24, 2000.


7.       ACQUISITIONS

         On August 28, 2001, Fonda consummated the purchase of substantially all of the property, plant and equipment, intangibles and net working capital of the consumer division of Dopaco, Inc. ("Dopaco") located in El Cajon, California (the "Dopaco Acquisition"). In addition, pursuant to the Dopaco Agreement, Fonda assumed the liabilities and obligations of Dopaco arising under purchased contracts and leases. Dopaco's consumer division manufactures coated and uncoated white and decorated paper plates, bowls and lunch bags and serves primarily the private label markets of major west coast based grocery chains. The aggregate purchase price was $21.8 million, subject to post closing working capital adjustments, which was funded through a bank financing. The Dopaco Acquisition has resulted in goodwill of $9.5 million. As a result of the potential post closing working capital adjustment, the final calculation of which Fonda expects to be completed within one year, amounts and allocations of costs recorded may require adjustment based upon information coming to the attention of Fonda that is not currently available.

         On April 5, 2001, Sweetheart purchased an 80% interest in Global Cup, S.A. De C.V. and its subsidiaries ("Global Cup"). Global Cup manufactures, distributes and sells paper cups and lids throughout Mexico and exports to other Latin American countries. Sweetheart has assumed the liabilities and obligations of Global Cup arising under contracts or leases that are either assets purchased by Sweetheart or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $12.2 million which was paid in cash, subject to a post-closing working capital adjustment. The Global Cup acquisition has resulted in goodwill of $3.9 million. As a result of the potential post closing working capital adjustment, the final calculation of which Sweetheart expects to be completed within one year, amounts and allocations of costs recorded may require adjustment based upon information coming to the attention of Sweetheart that is not currently available.

         On September 25, 2000, pursuant to an asset purchase agreement dated August 9, 2000 (the "Springprint Agreement"), Fonda purchased substantially all of the property, plant and equipment, intangibles and net working capital of Springprint Medallion, a division of Marcal Paper Mills, Inc. ("Springprint"). In addition, pursuant to the Springprint Agreement, Fonda has assumed the liabilities and obligations of Springprint arising under contracts or leases that are either assets purchased by Fonda or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $6.7 million, which was paid in cash. The Springprint acquisition has resulted in goodwill of $3.2 million.

         On May 15, 2000, Sweetheart acquired Sherwood Industries Inc. ("Sherwood"), a manufacturer of paper cups, containers and cup making equipment. Pursuant to a certain Stock Purchase Agreement among Sweetheart and the stockholders of Sherwood, Sweetheart acquired all of the issued and outstanding capital stock (the "Sherwood Acquisition") of Sherwood and its subsidiaries for an aggregate purchase price of $16.8 million of which $12.1 million was paid in cash. As part of the purchase price, Sweetheart issued to the stockholders of Sherwood non-interest bearing promissory notes due May 2005 for $4.7 million and a present value of $2.7 million (assuming an interest rate of 10.85% per annum). Sweetheart also assumed $9.3 million of Sherwood debt, which was paid in full on June 15, 2000. The Sherwood acquisition has resulted in goodwill of $10.7 million.

         The above acquisitions have been accounted for under the purchase method and their results have been included in the consolidated statements of operations since the respective dates of acquisition. Goodwill amortization was $1.9 million in Fiscal 2001, $1.2 million in Fiscal 2000 and $1.2 million in Fiscal 1999. Accumulated amortization was $6.1 million and $4.2 million at September 30, 2001 and September 24, 2000, respectively. The inclusion of these acquisitions within the consolidated financial statements presented had a minimal impact on the Company's pro forma results.

8.       OTHER ASSETS

         The components of other assets are as follows (in thousands):

                                        September 30,  September 24,
                                            2001           2000
                                        -------------  -------------

Debt issuance costs, net of
  accumulated amortization                $   9,840      $  10,786
Intangible pension asset (See Note 24)        2,188          1,902
Deposits                                      1,461          2,166
Other                                        10,983          5,590
                                          ---------      ---------

  Total other assets                      $  24,472      $  20,444
                                          =========      =========

         Amortization of debt issuance costs was $2.2 million in Fiscal 2001, $3.7 million in Fiscal 2000 and $3.9 million in Fiscal
1999.


9.       OTHER CURRENT LIABILITIES

         The components of other current liabilities are as follows (in thousands):

                                        September 30,  September 24,
                                            2001           2000
                                        -------------  -------------

 Sales allowances                         $  21,641      $  19,054
 Litigation, claims and assessments
  (See Note 27)                               1,426          9,288
 Deferred rent payable                        8,169          8,631
 Taxes, other than income taxes               3,084          3,295
 Interest payable                             3,337          3,167
 Freight                                      1,481          1,467
 Other                                       10,122         11,212
                                          ---------      ---------

  Total other current   liabilities       $  49,260      $  56,114
                                          =========      =========



10.      DEFERRED GAIN ON SALE OF ASSETS

         In connection with a sale-leaseback transaction, on June 15, 2000, Sweetheart Cup Company Inc. ("Sweetheart Cup") and Sweetheart Holdings Inc. sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas for a fair market value of $212.3 million to several owner participants. Pursuant to a lease dated as of June 1, 2000 ("the Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), Sweetheart Cup will lease such production equipment from State Street, as owner trustee for several owner participants, through November 9, 2010. The associated property, plant and equipment was removed from the balance sheet and a deferred gain of $107.0 million was recorded and will be amortized using the straight line method over 125 months which is the term of the Lease. Annual rental payments under the Lease will be approximately $31.5 million.

11.      LONG-TERM OBLIGATIONS

         Long-term debt, including amounts payable within one year, is as follows (in thousands):

                                        September 30,  September 24,
                                            2001           2000
                                        -------------  -------------

Sweetheart U.S. Credit Facility           $ 126,222      $ 102,249
Sweetheart Canadian Credit Facility          16,630         10,320
Fonda Revolving Credit Agreement             64,362         40,710
Sweetheart Senior Subordinated Notes        110,000        110,000
Fonda Senior Subordinated Notes             120,000        120,000
Sweetheart Sherwood Industries Notes          3,153          3,541
Fonda Other                                     453          1,168
SF Holdings Discount Notes                  118,697        104,245
                                          ---------      ---------
  Total debt                                559,517        492,233

Less - Current portion of long-term debt     16,942         57,266
                                          ---------      ---------
  Total long-term debt                    $ 542,575      $ 434,967
                                          =========      =========

         The aggregate annual maturities of long-term debt at September 30, 2001 are as follows (in thousands):

                  Fiscal 2002             $  16,942
                  Fiscal 2003               119,475
                  Fiscal 2004                67,872
                  Fiscal 2005               116,531
                  Fiscal 2006                     -
                  Thereafter                238,697
                                          ---------
                                          $ 559,517
                                          =========

         Sweetheart U.S. Credit Facility - Sweetheart has a revolving credit facility as amended (the "U.S. Credit Facility") that, subject to borrowing base limitations, allows for a maximum revolving credit borrowing of $145 million through June 15, 2005 and a term loan of $25 million that requires equal monthly principal payments of $0.4 million through June 2005. Both the term loan and the revolving credit facility have an accelerated maturity date of July 1, 2003 if Sweetheart's Senior Subordinated Notes due September 1, 2003 are not refinanced before June 1, 2003. Borrowings under the revolving credit facility bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.00% or
(ii) a bank's base rate plus 0.25%, plus certain other fees. Borrowings under the term loan bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. In Fiscal 2001, the weighted average annual interest rate for the U.S. Credit Facility was 7.58%. The U.S. Credit Facility is collateralized by Sweetheart's inventories and receivables with the term loan portion of the credit facility further collateralized by certain production equipment. As of September 30, 2001, $31.6 million was available under such facility and the term loan balance was approximately $12.9 million. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of September 30, 2001, LIBOR was 2.64% and the bank's base rate was 6.00%.

         The indebtedness of Sweetheart Cup under the U.S. Credit Facility is guaranteed by Sweetheart

Holdings Inc. and secured by a first priority perfected security interest in inventory, accounts receivable and all proceeds of the foregoing of Sweetheart Cup, a first priority security interest, shared with the sale-leaseback owner participants, in Shared Collateral (as defined in the U.S. Credit Facility to include primarily all capital stock owned by Sweetheart Holdings Inc. and Sweetheart Cup and of each of their respective present and future direct subsidiaries, all inter-company indebtedness payable to Sweetheart Holdings Inc. or Sweetheart Cup by Sweetheart Holdings Inc., Sweetheart Cup or their respective present and future subsidiaries, and any proceeds from business interruption insurance) and a first priority perfected security interest in certain equipment.

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

         Sweetheart Canadian Credit Facility - On June 19, 2001, Sweetheart's Canadian subsidiary refinanced its credit agreement (the "Canadian Credit
Facility") which provides for a term loan facility of Cdn $15 million (approximately US $9.5 million) and a revolving credit facility of up to Cdn $15 million (approximately US $9.5 million). The term borrowings are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily-Tulip, Inc., a subsidiary of Sweetheart Cup. ("Lily") and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit facility and an index rate plus 2.00% with respect to the term loan borrowings. As of September 30, 2001, Cdn $1.0 million (approximately US $0.6 million) was available under the revolving facility and the term loan balance was Cdn $14.5 million (approximately US $9.2 million) under the Canadian Credit Facility.

         Fonda Revolving Credit Agreement - On August 28, 2001, Fonda refinanced its credit facility to provide for a revolving credit facility, subject to borrowing base limitations of up to $65 million through August 26, 2004, and a term loan in an amount of $15 million that requires equal monthly principal payments of $0.3 million through August 2004 with the balance due on August 26, 2004 (the "Credit Facility"). The Credit Facility is collateralized by all of Fonda's receivables, inventories, and equipment, certain general intangibles and other property, and the proceeds on the sale of receivables and inventories. Borrowings under the revolving credit facility bear interest at the bank's prime rate plus 0.50% or at LIBOR plus 2.50% at the election of Fonda. Borrowings under the term loan bear interest at the bank's prime rate plus 0.75% or at LIBOR plus 2.75% at the election of Fonda. As of September 30, 2001, the bank's prime rate was 6.00%, and the LIBOR rate was 2.64%. In Fiscal 2001, the weighted average interest rate for the Credit Facility was 7.70%. At September 30, 2001, $49.6 million was outstanding and $15.4 million was the maximum remaining advance available based upon eligible collateral.

         Sweetheart Senior Subordinated Notes - Sweetheart Cup is the obligor and Sweetheart Holdings Inc. the guarantor with respect to $110 million of Senior Subordinated Notes.

         The Senior Subordinated Notes bear interest at 10.50% per annum, payable semi-annually in arrears on March 1 and September 1 and mature on September 1, 2003. The Senior Subordinated Notes are subject to redemption at the option of Sweetheart, in whole or in part, at the redemption price (expressed as percentages of the principal amount), plus accrued interest to the redemption date, at a call premium of 100%. The Senior Subordinated Notes are subordinate in right of payment to the prior payment in full of all borrowings under the U.S. Credit Facility, all obligations under the Lease, and all other indebtedness not otherwise prohibited.

         The Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens and certain other business activities.

         Fonda Senior Subordinated Notes - In Fiscal 1997, Fonda issued $120 million of 9-1/2% Series A Senior Subordinated Notes due 2007 (the "Notes") with interest payable semi-annually. Payment of the principal and interest is subordinate in right to payment of the Credit Facility. Fonda may, at its election, redeem the Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.750% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The Notes provide that upon the occurrence of a change of control (as defined therein), the holders thereof will have the option to require the redemption of the Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

         Sweetheart Sherwood Industries Notes - As part of the Sherwood Acquisition on May 15, 2000, Sweetheart Cup issued to the stockholders of Sherwood promissory notes due May 2005 in the principal amount of $5.0 million and a present value of $2.9 million. On March 19, 2001, the principal amount was reduced by $0.3 million as a result of the working capital adjustment to $4.7 million and present value of $2.7 million.

         SF Holdings Discount Notes - On March 12, 1998, the Company issued units consisting of $144 million aggregate principal amount at maturity of 12 3/4% Senior Secured Discount Notes due 2008 (the "Discount Notes") and 28,800 shares of Class C Common Stock for net proceeds of $77.5 million. Until March 15, 2003, accrued interest on the Discount Notes will not be paid but will accrete semi-annually, thereby increasing the carrying value of the Discount Notes. The fair value of such Class C Common Stock ($2.4 million) at the date of issuance was recorded as common stock and paid-in capital with a corresponding reduction in the carrying value of the Discount Notes. The resulting discount, as well as $4.5 million of financing fees included in other assets, is being amortized as additional interest expense over the term of the Discount Notes.

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

         The fair value of the SF Holdings Notes are estimated to be $73.6 million lower that the carrying value at September 30, 2001 and $59.2 million lower than the carrying value at September 24, 2000.

         The fair value of Sweetheart's Senior Subordinated Notes are estimated to be $2.2 million lower than the carrying value at September 30, 2001 and $7.7 million lower than the carrying value at September 24, 2000.

         The fair value of Fonda's Senior Subordinated Notes is estimated to be $3.6 million lower than the carrying value at September 30, 2001 and $20.4 million lower than the carrying value at September 24, 2000.


13.      OTHER  LIABILITIES

         The components of other liabilities are as follows (in thousands):

                                        September 30,  September 24,
                                            2001           2000
                                        -------------  -------------

Post-retirement health care benefits
  (See Note 24)                           $  46,851      $  47,965
Pensions (See Note 24)                        8,716          5,648
Other                                         3,061          3,898
                                          ---------      ---------
  Total other liabilities                 $  58,628      $  57,511
                                          =========      =========


14.      MINORITY INTEREST IN SUBSIDIARIES

         Minority interest represents 10%, 11.5% and 20% of the total common stock interest in Sweetheart, Creative Expressions Group, Inc. ("CEG"), and Global Cup, respectively, not owned by the Company. The 10% minority interest in Sweetheart is held by the 52% voting stockholders, based on historical cost as of March 12, 1998, and as adjusted to reflect such shareholders' interest in Sweetheart's net income.


15.      PREFERRED STOCK

         Exchangeable Preferred Stock

         On March 12, 1998, the Company issued units consisting of $30 million of 13 3/4% Exchangeable Preferred Stock due March 13, 2009 (the "Exchangeable Preferred") and 11,100 shares of Class C Common Stock. Until March 12, 2003, cumulative dividends on the Exchangeable Preferred are paid quarterly, at the Company's option, subject to certain restrictions, either in cash or by the issuance of additional shares of Exchangeable Preferred. Thereafter, dividends will be payable in cash, subject to certain exceptions. The fair value of such Class C Common Stock ($0.9 million) at the date of issuance was recorded as common stock and paid-in capital with a corresponding reduction in the carrying value of the Exchangeable Preferred. The resulting discount is being amortized as additional preferred stock dividends over the term of the Exchangeable Preferred. The Exchangeable Preferred is exchangeable at the Company's option into

13 3/4% subordinated notes due March 15, 2009.

         As of December 12, 2001, all cumulative dividends on the Exchangeable Preferred have been paid by the issuance of additional shares of Exchangeable Preferred. The value of the Exchangeable Preferred, was $48.2 million and $41.8 million as of September 30, 2001 and September 24, 2000, respectively. The Exchangeable Preferred is not entitled to any vote, except as required in the Company's certificate of incorporation and provided by law.

         Preferred Stock Class B

         On March 12, 1998, the Company authorized 100,000 shares of Preferred Stock Class B, $.001 par value. On March 12, 1998, 15,000 shares of Class B Series 1 preferred stock, $.001 par value, were issued to CEG in consideration for a $15 million investment. On December 3, 1999, 15,000 shares of Class B Series 2 preferred stock were issued in connection with the merger with CEG in consideration for 87% of shares of CEG's common stock with a liquidation value of $15 million.

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


16.      SHAREHOLDERS' DEFICIT AND REDEEMABLE COMMON STOCK

         Shareholders' deficit is as follows (in thousands, except share data):

                                                                  September 30,  September 24,
                                                                      2001           2000
                                                                  -------------  -------------
Common Stock  Class A, $.001 par value,  1,400,000  shares
  authorized,  562,583 issued and outstanding                               6              6
Common Stock Class B, $.001 par value, 200,000 shares authorized,
  56,459 issued and outstanding                                             1              1
Common Stock Class C, $.001 par value, 200,000 shares authorized,
  39,900 issued and outstanding                                             -              -
Common Stock Class D, $.001 par value, 200,000 shares authorized,
  none issued                                                               -              -
Additional Paid-in Capital                                                814              -
Deficit                                                               (44,270)       (41,113)
Minimum pension liability adjustment                                   (3,663)          (187)
Translation adjustment                                                 (1,063)          (671)
                                                                    ----------     ----------

  Total shareholders' deficit                                       $ (48,175)     $ (41,964)
                                                                    ==========     ==========

         The rights of holders of Class A, Class B, Class C and Class D Common Stock are identical except as to voting and conversion rights. The Class A Common Stock is entitled to one vote per share and has no cumulative voting rights in the election of directors. The Class B Common Stock is entitled to one-tenth of a vote per share and shall vote together with the Class A Common Stock as a single class; provided, however, that the vote of the holders of a majority of shares of Class B Common Stock shall be required for the amendment or modification of the Company's certificate of incorporation in any way that would adversely affect the rights of the Class B Common Stock. The Class C and Class D Common Stock is not entitled to any vote whatsoever, except to the extent otherwise provided by law. The Class B Common Stock may, at any time, be converted into Class A Common Stock at the option of the holder other than a "Non-Converting Holder (as identified in the certificate of incorporation), or at the option of any Non-Converting Holder concurrently with a sale or other transfer of Class B Common Stock to any person, other than a Non-Converting holder. The Class C Common Stock may, following an underwritten public offering of common stock or refinancing of the Company's 12 3/4% Senior Secured Discount Notes due 2008, be converted into Class A Common Stock at the option of the holder, or at the option of the Company. The Class D Common Stock may, following an underwritten public offering of common stock, be converted into Class A Common Stock at the option of the holder, or at the option of the Company.

         All common stockholders are entitled, among other things, (i) to share ratably in dividends and (ii) in the event of liquidation, distribution or sale of assets, dissolution or winding-up of the Company, to share ratably in the distribution of assets legally available therefor.

         The Company and a shareholder have a redemption agreement, whereby the shareholder has the right to require the Company to repurchase all its shares at the earlier of March 31, 2007 or the date a merger or consolidation of the Company with another entity in which the Company is not the surviving party. The aggregate repurchase price for the outstanding shares is $2.8 million discounted from March 31, 2007 at a rate of 3% per annum. The redemption agreement also contains redemption rights whereby the Company can require the shareholder to redeem the shares after March 31, 2000 on the same terms specified above. The shares are disclosed at the present value of their liquidation value on the consolidated balance sheets. The annual accretion to liquidation value is being charged to deficit.

         On September 14, 2000, Fonda terminated the Stock Appreciation Unit Plan (the "SAR Plan") effective as of October 1, 1999. In total, 24,780 SARs were redeemed at a total cost to Fonda of $0.5 million. The SAR Plan had provided for the granting of up to 200,000 units to key executives of Fonda. A grantee was entitled to the appreciation in a unit's value from the date of the grant to the date of its redemption. Unit value was based upon a formula consisting of net income (loss) and book value criteria and grants vested over a five-year period. The Company granted and 26,540 units in Fiscal 1998 and in Fiscal 1997 at an aggregate value of the date of grant of $1.3 million. There were no units granted in Fiscal Years 2000 or 1999. No compensation expense was required to be recorded in Fiscal Years 2000 and 1999. As of September 20, 2000, all vested units had been redeemed and all unvested units were cancelled.


17.      STOCK OPTION PLAN

         During Fiscal 2001, the Company adopted the SF Holdings Group, Inc. Share Incentive Plan in which the Company may grant options to its employees to purchase up to 95,995 shares of the Company's Class D Common Stock. The Company has reserved 95,995 shares of Class D Common Stock for issuance upon exercise of these options. The exercise price of each option is determined by the Company at the date of grant and an option's maximum term is 10 years.

         During Fiscal 2001, the Company granted options to purchase shares of its common stock to certain employees of the Company. Certain officers of the Company were issued options that vested one-third immediately with the remaining options vesting over two years, while all other eligible employees were issued options that vest over a period of three years. The exercise prices of the options granted to the officers and certain employees were below the fair market value of the Company's common stock at the date of the grant. During the vesting periods, these discounts of $1.6 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to stock options was $1.2 million for Fiscal 2001.

         A summary of stock option transactions are as follows:

                                                Weighted Average
                                 Stock Options   Exercised Price
                                 -------------  ----------------
Outstanding, September 25, 2000          -         $      -
  Granted                           40,135           102.09
  Forfeited                           (700)          117.38
                                    -------        --------
Outstanding, September 30, 2001     39,435         $ 101.82
                                    =======        ========

         The  following  table  summarizes   information   about  stock  options
outstanding at September 30, 2001:

                               Options Outstanding                  Options Exercisable
                  ----------------------------------------------  -----------------------
                                     Weighted                                    Weighted
                     Number          Average         Weighted         Number     Average
    Range of      Outstanding as  Remaining Life     Average       Exercisable   Exercise
 Exercise Prices   of 09/30/01       (Years)      Exercise Price  as of 9/30/01   Price
 ---------------  --------------  --------------  --------------  -------------  --------
    $ 93.75          25,000            1.1          $  93.75          8,333      $ 93.75
      93.75           7,720            2.1             93.75              -            -
     141.14           6,715            2.1            141.14              -            -
                     ------            ---          --------          -----      -------

                     39,435            1.5          $ 101.82          8,333      $ 93.75
                     ======            ===          ========          =====      =======

         The Company applies APB No. 25 and related interpretations in accounting for stock options. Had compensation costs for stock options been determined based on fair value at the option grant dates, in accordance with the provisions of SFAS No. 123, the Company's net income for Fiscal 2001 would have been reduced to the pro forma amount indicated below (in thousands):

           Net income:
             As reported             $  3,328
             Pro forma               $  3,167

         In Fiscal 2001, the weighted average fair value of the stock options, issued to the officers was $1.4 million estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: dividend yield of zero, risk-free interest rate of 5.75%, and expected live of option grants of two years. The weighted average fair value of the stock options, issued to all other eligible employees was $0.5 million in Fiscal 2001 estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: dividend yield of zero, risk-free interest rate of 2.75%, and expected life of option grants of three years. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future pro forma effects.


18.      RELATED-PARTY TRANSACTIONS

         All of the affiliates referenced below are directly or indirectly under the common ownership of the Company's Chief Executive Officer. The Company believes that transactions entered into with related parties were negotiated on terms which are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         During Fiscal 2001, the Company sold $7.7 million of scrap paper to Fibre Marketing Group, LLC, the successor to Fibre Marketing Group, Inc., a waste paper recovery business in which Fonda has a 25% interest ("Fibre Marketing") and which the Chief Executive Officer co-founded, and was President from 1994 to January 1996. Included in accounts receivable as of September 30, 2001 is $2.0 million due from Fibre Marketing. Other sales to affiliates during Fiscal 2001 were not significant.

         During Fiscal 2001, the Company purchased $7.6 million of corrugated containers from Box USA Holdings, Inc. ("Box USA"), formerly Four M Corporation ("Four M"), a converter and seller of interior packaging, corrugated sheets and corrugated containers which the Chief Executive Officer co-founded and $1.0 million of travel services from Emerald Lady, Inc. ("Emerald Lady"), a company wholly owned by the Company's Chief Executive Officer. Included in accounts payable, as of September 30, 2001, is $0.6 million due to Box USA. Other purchases from affiliates during Fiscal 2001 were not significant.

         At September 30, 2001, Fonda has a loan receivable from its Chief Executive Officer totaling $0.3 million plus accrued interest at 5.06%. At September 24, 2000, Fonda had a loan receivable from its Chief Executive Officer totaling $0.3 million plus accrued interest at 10%. During Fiscal 1999, Fonda had a $0.2 million loan receivable with another executive officer plus accrued interest at 5.39% which was paid in full in June 1999. CEG has advanced the Chief Executive Officer $1.9 million. The loans are payable upon demand.

         During Fiscal 2000, Sweetheart entered into a lease agreement with D&L Development, LLC, an entity in which Sweetheart's Chief Executive Officer indirectly owns 47%, to lease a warehouse facility in Hampstead, Maryland. In Fiscal 2001 and 2000, rental payments under this lease were $3.6 million and $0.7 million, respectively. Annual rental payments under the 20 year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

         During  Fiscal  2000,  Sweetheart  began  leasing a  facility  in North
Andover, Massachusetts from D&L Andover Property, LLC, an entity in which Sweetheart's Chief Executive Officer indirectly owns 50%. In Fiscal 2001, rental payments under this lease were $1.4 million. Annual rental payments under the 20 year lease are $1.5 million in the first year, which escalates at a rate of 2% each year thereafter.

         During Fiscal 2000, Fonda sold a 13.2% interest in Fibre Marketing to Mehiel Enterprises, Inc. for $0.1 million. Prior to Fiscal 2000, Fonda had a 38.2% ownership in Fibre Marketing of which Fonda had granted Sweetheart the right to acquire 50% of it's interest in Fibre Marketing for $0.1 million. Fonda retains a 25% ownership interest in Fibre Marketing and accounts for its ownership interest using the equity method. During Fiscal 2001, 2000 and 1999 Fonda recorded a loss of $67,000, income of $241,000, and a loss of $43,000, respectively.

         Fonda leases a building in Jacksonville Florida from Fonda's Chief Executive Officer. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, the Chief Executive Officer can require Fonda to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, Fonda terminated it operations at this facility and is currently subleasing the entire facility. Four M Corporation ("Four M") subleased a portion of this facility through May 1998 and again from October 1999 through February 2000. Rent expense, net of sublease income on the portion of the premises subleased to Four M during Fiscal 2001 was less than $0.2 million, Fiscal 2000 was less than $0.2, and through May 1998 was $0.1 million in Fiscal 1999.

         During Fiscal 2000, the Company sold $7.6 million of scrap paper to Fibre Marketing. Included in accounts receivable as of September 24, 2000 is $1.3 million due from Fibre Marketing. Other sales to affiliates during Fiscal 2000 were not significant.

         During Fiscal 2000, the Company purchased $9.7 million of corrugated containers from Box USA, $0.2 million of other services from Four M and $0.9 million of travel services from Emerald Lady. Included in accounts payable, as of September 24, 2000, is $0.1 million due to Box USA. Other purchases from affiliates during Fiscal 2000 were not significant.

         During Fiscal 1999, the Company sold $4.1 million of scrap paper to Fibre Marketing. Included in accounts receivable as of September 26, 1999 is $1.1 million due from Fibre Marketing. Other sales to affiliates during Fiscal 1999 were not significant.

         During Fiscal 1999, the Company purchased $7.9 million of corrugated containers from Box USA and $0.9 million of travel services from Emerald Lady. Included in accounts payable, as of September 26, 1999, is $0.5 million due to Box USA. Other purchases from affiliates during Fiscal 1999 were not significant.

         On December 6, 1999, pursuant to the CEG Asset Purchase Agreement, Fonda purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights and customer lists. In addition, pursuant to the CEG Asset Purchase Agreement, Fonda purchased certain inventory of CEG. The aggregate purchase price for the intangible assets and the inventory is $41 million ($16 million for the intangible assets and $25 million for the inventory), payable in cash, the cancellation of certain notes and warrants and the assumption of certain liabilities. Pursuant to the agreement, Fonda also acquired other CEG assets in exchange for outstanding trade payables owed to Fonda by CEG. In connection with the CEG Asset Purchase Agreement, Fonda canceled previous agreements with CEG including all licensing and manufacturing arrangements and a certain Promissory Note dated February 27, 1997. Independent appraisals were obtained to determine the fairness of the purchase price for such assets.


19.      LEASE COMMITMENTS

         The Company leases certain transportation vehicles, warehouse and office facilities and machinery and equipment under both cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by the Company. Rent expense under such arrangements was $60.7 million, $34.8 million and $26.1 million for Fiscal Years 2001, 2000 and 1999, respectively. Future minimum rental commitments under non-cancelable operating leases in effect at September 30, 2001 are as follows (in thousands):

        Fiscal 2002                              55,862
        Fiscal 2003                              52,095
        Fiscal 2004                              49,251
        Fiscal 2005                              46,610
        Fiscal 2006                              44,566
        Thereafter                              240,461
                                             ----------
                                             $  488,845

         Fonda leases a warehouse facility in Williamsburg, Pennsylvania which is being accounted for as a capital lease. The term of this lease is 15 years, expiring in Fiscal 2005. The initial cost of the lease was $2.2 million. The future minimum lease payments are $0.1 million in Fiscal 2002, Fiscal 2003, Fiscal 2004 and Fiscal 2005. The present value of the future minimum lease payments is $0.4 million.

         In connection with a sale-leaseback transaction, on June 15, 2000, Sweetheart Cup and Sweetheart Holdings Inc. sold certain production equipment located in Owings Mills, Maryland; Chicago, Illinois; and Dallas, Texas for a fair market value of $212.3 million to several owner participants.

         Pursuant to the Lease dated as of June 1, 2000 between Sweetheart Cup and State Street, Sweetheart Cup will lease such production equipment from State Street, as owner trustee for several owner participants through November 9, 2010. Sweetheart Cup may renew the Lease at its option for up to four consecutive renewal terms of two years each. Sweetheart may also purchase such equipment for fair market value either at the conclusion of the Lease term or November 21, 2006, at its option. Sweetheart's obligations in connection with the Lease are collateralized by substantially all of Sweetheart's property, plan and equipment owned as of June 15, 2000. This lease contains various covenants, which prohibit, or limit, among other things dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness and certain other business activities.

         Sweetheart is accounting for this transaction as an operating lease, expensing the $31.5 million annual rental payments and removing the property, plant and equipment sold from its balance sheet. A deferred gain of $107.0 million was realized from this sale and is being amortized over 125 months, which is the term of the Lease.


20.      RESTRUCTURING CHARGE (CREDIT)

         During the quarter ended June 24, 2001, Fonda established a restructuring reserve of $0.5 million in conjunction with the planned consolidation of the administrative offices of CEG in Indianapolis, Indiana into Fonda's administrative offices in Oshkosh, Wisconsin. This consolidation included the elimination of approximately 40 positions. The plan was approved by management on October 30, 2000 and announced to employees on May 1, 2001. The effective date of the consolidation and elimination of positions was delayed until the fourth quarter of Fiscal 2001. Severance payments of $0.1 million were paid during the fourth quarter of Fiscal 2001. As of September 30, 2001, the remaining reserve of $0.4 million is included within the other current liabilities on the balance sheet and will be utilized during Fiscal 2002.

         During the quarter ended March 26, 2000, Sweetheart established a restructuring reserve of $0.7 million in conjunction with the planned elimination of Sweetheart's centralized machine shop operation from which 53 positions would be eliminated. The plan was completed and approved by management on January 10, 2000 and announced to employees on March 7, 2000. Severance payments of $0.2 million, were paid in both the third and fourth quarters of Fiscal 2000. Also, during the fourth quarter of Fiscal 2000, Sweetheart reversed $0.2 million of this reserve as a result of 12 employees being placed into open positions within Sweetheart. The balance of this reserve is included within the "Other current liabilities" on the balance sheet. The balance of this reserve was $0.7 million at the end of the quarter ended March, 26, 2000; $0.5 million at the end of the quarter ended June 25, 2000; and $0.1 million at the end of the fiscal year ended September 24, 2000. Sweetheart utilized the remaining $0.1 million of the restructuring reserve in the first quarter of Fiscal 2001.

         During Fiscal 2000, Fonda announced that it intended to close its Maspeth, New York facility in the first quarter of Fiscal 2001 which would result in the elimination of 130 positions. In connection with such plans in Fiscal 2000, Fonda recognized $0.7 million of charges for severance and related costs, of which $0.6 million remained unpaid as of September 24, 2000 and was included within the other current liabilities on the balance sheet. Severance payments of $0.1 million, $0.5 million, $0.08 million, and $0.02 million were paid during the quarters ended September 24, 2000, December 24, 2000,

March 25, 2001, and June 24, 2001, respectively.

         In the quarter ended March 31, 1998, Sweetheart reduced its salaried workforce by approximately 15% and hourly workforce by less than 5%. In connection with such plans, Sweetheart recognized $5.1 million of charges for severance and related costs, of which $1.4 million remained unpaid as of September 27, 1998 and was included within the "Other current liabilities" on the balance sheet. Severance payments of $0.6 million, $0.3 million, $0.06 million, and $0.02 million were paid during the quarters ending December 27, 1998, March 28, 1999, June 27, 1999, and September 26, 1999, respectively. Also, during the quarter ending September 26, 1999, Sweetheart reversed $0.5 million of this reserve as the plan was completed and fringe and benefit expenses associated with such severed employees severed were lower than planned.


21.      ASSET IMPAIRMENT EXPENSE

         In the quarter ended September 30, 2001, Sweetheart approved plans to consolidate its Manchester, New Hampshire and Springfield, Missouri operations into other existing facilities throughout Sweetheart. As a result, Sweetheart evaluated the usefulness of certain equipment at these facilities and wrote-off the remaining book value of $2.2 million to operations.


22.      OTHER EXPENSE (INCOME)

         In Fiscal 2001, Sweetheart realized $10.3 million due to the amortization of the deferred gain in conjunction with the sale-leaseback transaction. This amortization of the deferred gain was partially offset by $1.6 million in expenses in associated with the relocation of a manufacturing facility from Somerville, Massachusetts to North Andover, Massachusetts.

         In Fiscal 2000, Sweetheart realized a $4.1 million gain on the sale of a warehouse facility in Owings Mills, Maryland and $2.8 million due to the amortization of the deferred gain in conjunction with the sale-leaseback transaction. The amortization of the deferred gain was partially offset by a one-time write-off of a $1.0 million unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business due to the bankruptcy of the borrower. Sweetheart also incurred $1.4 million of expenses associated with the Aldridge Liability (See Note 27).

         In Fiscal 1999, Sweetheart sold certain of its paper plate and paper cup equipment at a net gain of $0.4 million and consolidated a facility in Canada resulting in a $0.8 million gain on the sale of duplicate assets.


23.      EXTRAORDINARY LOSS

         During Fiscal 2000, in conjunction with the redemption of Sweetheart's Senior Secured Notes and the refinancing of the U.S. Credit Facility, Sweetheart charged $0.5 million, or $0.3 million net of income tax benefit, to results of operations as an extraordinary loss, which amount represents the unamortized deferred financing fees and redemption fees pertaining to such debt.

         In conjunction with the CEG Asset Purchase Agreement, CEG retired its long-term debt. As a result, CEG charged $0.9 million, or $0.5 million net of income tax benefit, to results of operations as an extraordinary loss. This amount represented the unamortized deferred financing fees and to other expenses pertaining to such debt.

24.      EMPLOYEE BENEFIT AND POST-RETIREMENT HEALTH CARE PLANS

         Sweetheart sponsors various defined benefit post-retirement health care plans that cover substantially all full-time employees. The plans, in most cases, pay stated percentages of most medical expenses incurred by retirees after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants generally become eligible after reaching age 60 with ten years of service. The majority of such plans are contributory, with retiree contributions adjusted annually. Sweetheart does not fund the plans. Both Sweetheart and Fonda provide certain union and non-union employees with retirement and disability income benefits under defined pension plans. Pension costs are based upon the actuarially determined normal costs plus interest on and amortization of the unfunded liabilities. The benefits for participants in Fonda's non-union pension plans are frozen. In Fiscal 1999, the assets and obligations of a pension plan for a significant number of Fonda's union employees were transferred to a multi-employer pension plan resulting in a $0.2 million credit to income. The Company's policy is to annually fund the minimum contributions required by applicable regulations. In Fiscal 2001, all assets of a discontinued pension plan were distributed in full settlement of the plan's obligations. A credit to income of $30,000 was recognized as a result of this settlement. During Fiscal 2001, the valuation date for the plan assets and the contributions was changed from September to June and resulted in no significant effect.

         A majority of the Company's employees ("Participants") are covered under a 401(k) defined contribution plan. In addition, the Company is allowed to make discretionary contributions. Costs charged against operations for this defined contribution plan were $6.8 million, $6.3 million, and $4.8 million for Fiscal 2001, Fiscal 2000, and Fiscal 1999 respectively. Certain employees are covered under defined benefit plans. Certain benefits under the plans are generally based on fixed amounts for each period of service.

         Fonda also participates in multi-employer pension and 401(k) saving plans for certain of its union employees. Contributions to these plans, at a defined rate per hour worked were $1.0 million in Fiscal 2001, $1.8 million in Fiscal 2000, and $0.9 million in Fiscal 1999.

         Net periodic cost for the Company's pension and other benefit plans consists of the following (in thousands):

                                            Fiscal
                                  ----------------------------
                                    2001      2000     1999
                                  --------  --------  --------

Pension Benefits
Service cost                       $  943   $   971   $ 1,400
Interest cost                       4,583     4,481     4,527
Return on plan assets              (4,937)   (4,819)   (4,662)
Net amortizations and deferrals      (259)       64       310
Additional amounts recognized         (26)        -         -
                                  --------  --------  --------
  Net periodic pension cost       $   304   $   697   $ 1,575
                                  --------  --------  --------
Other Benefits
Service cost                      $   791   $   874   $ 1,071
Interest cost                       3,183     3,212     3,347
Net amortizations and deferrals      (383)     (383)        -
Net actuarial cost                   (232)        -         -
                                  --------  --------  --------
  Net periodic benefit cost       $ 3,359   $ 3,703   $ 4,418
                                  --------  --------  --------

         The following table sets forth the change in benefit obligation for the Company's benefit plans (in thousands):

                                                  Pension Benefits               Other Benefits
                                                  ----------------               --------------
                                            September 30,  September 24,  September 30,  September 24,
                                                2001           2000           2001           2000
                                            -------------  -------------  -------------  -------------
Change in benefit obligation:
Benefit obligation at beginning of period     $  59,506      $  60,932      $  41,714      $  42,682
Service cost                                        771            971            605            874
Interest cost                                     3,522          4,481          2,409          3,212
Amendments                                        1,211              -              -              -
Actuarial (gain) or loss                          5,077         (3,208)         1,885         (2,641)
Benefits paid                                    (3,134)        (3,671)        (3,232)        (2,413)
                                              ----------     ----------     ----------     ----------
  Benefit obligation at end of period         $  66,953      $  59,505      $  43,381      $  41,714
                                              ==========     ==========     ==========     ==========

Change in plan assets:
Fair value of plan assets at beginning of
 period                                       $  53,491      $  48,357      $       -      $       -
Actual return on plan assets                       (268)         3,860              -              -
Employer contributions to plan                    2,226          4,945          2,839          1,921
Participant contributions to plan                     -              -            392            492
Benefits paid                                    (3,134)        (3,671)        (3,231)        (2,413)
Other                                                (4)             -              -              -
                                              ----------     ----------     ----------     ----------
  Fair value of plan assets at end of period  $  52,311      $  53,491      $       -      $       -
                                              ==========     ==========     ==========     ==========


Funded status                                 $ (14,641)     $  (6,014)     $ (43,381)     $ (41,714)
Unrecognized prior service cost                   1,547            372         (2,755)        (3,138)
Unrecognized (gain) loss                          5,334         (4,040)        (5,547)        (6,704)
                                              ----------     ----------     ----------     ----------

  Net liability recognized                    $  (7,760)     $  (9,682)     $ (51,683)     $ (51,556)
                                              ==========     ==========     ==========     ==========

         The following sets forth the amounts recognized in the Consolidated Balance Sheets (in thousands):

                                                       Pension Benefits
                                                       ----------------
                                                September 30,    September 24,
                                                    2001             2000
                                                -------------    -------------
Funded status                                     $ (14,641)       $  (6,014)
Intangible asset                                      1,547              184
Other (gain) loss                                      (770)          (4,164)
Deferred income taxes                                 2,441              125
Accrued other comprehensive (income) loss             3,663              187
                                                  ----------       ----------
  Net liability recognized                        $  (7,760)       $  (9,682)
                                                  ==========       ==========

         The assumptions used in computing the preceding information are as follows:

                                                         Fiscal
                                   ---------------------------------------------------
                                        2001              2000              1999
                                   ---------------   ---------------   ---------------
Pension Benefits
  Discount rate                              7.38%   7.75% to  8.00%             7.75%
  Rate of return on plan assets    8.00% to 10.00%   8.00% to 10.00%   8.00% to 10.00%
Other Benefits
  Discount rate                    7.38% to  8.00%             8.00%   7.75% to  8.00%

         For measurement purposes, a 6% annual rate of increase in health care benefits was assumed for

2001. The rate is assumed to decrease gradually to 5% for 2002 and will remain at that level thereafter.

         A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                       One Percentage    One Percentage
                                       Point Increase    Point Decrease
                                      ----------------  ----------------
Effect on accumulated post-
  retirement benefit obligation            $2,010            $(1,855)
Effect on net periodic post-
  retirement benefit cost                  $  286            $  (256)


25.      ACCUMULATED OTHER COMPREHENSIVE LOSS

         The components of accumulated other comprehensive loss are as follows (in thousands):


                                          September 30,    September 24,
                                              2001             2000
                                         ---------------  ---------------

Foreign currency translation adjustment    $ (1,063)         $ (671)
Minimum pension liability adjustment         (3,663)           (187)
                                           ---------         -------
Accumulated other comprehensive loss       $ (4,726)         $ (858)
                                           =========         =======


26.      BUSINESS SEGMENTS

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

                                                       Fiscal
                                     ------------------------------------------
                                         2001           2000           1999
                                     -------------  ------------  -------------
Net sales:
  Sweetheart                          $   981,348   $   952,728    $   863,781
  Fonda                                   366,969       351,970        329,259
  Corporate and  elimination              (31,645)      (27,810)       (11,036)
                                      ------------  ------------   ------------
    Total                             $ 1,316,672   $ 1,276,888    $ 1,182,004
                                      ============  ============   ============

Income from operations, excluding
restructuring, asset impairment
  and other income, net:
  Sweetheart                          $    34,154   $    53,050    $    32,165
  Fonda                                    24,166        19,806          8,373
  Corporate and  elimination               (1,134)          (87)          (323)
                                      ------------  ------------   ------------
    Total                             $    57,186   $    72,769    $    40,215
                                      ============  ============   ============

Depreciation and amortization:
  Sweetheart                          $    25,853   $    42,445    $    50,508
  Fonda                                     7,651         7,373          6,033
  Corporate and  elimination                   20           207            321
                                      ------------  ------------   ------------
    Total                             $    33,524   $    50,025    $    56,862
                                      ============  ============   ============

Interest expense, net:
  Sweetheart                          $    23,519   $    36,825    $    41,671
  Fonda                                    15,352        15,783         16,742
  Corporate and  elimination               14,928        12,704         11,760
                                      ------------  ------------   ------------
    Total                             $    53,799   $    65,312    $    70,173
                                      ============  ============   ============

Capital expenditures:
  Sweetheart                          $    26,488   $    23,474    $    30,790
  Fonda                                     5,213         2,815          9,371
  Corporate and  elimination                    -        (1,020)        (2,385)
                                      ------------  ------------   ------------
    Total                             $    31,701   $    25,269    $    37,776
                                      ============  ============   ============

Total assets:
  Sweetheart                          $   679,760   $   661,749
  Fonda                                   258,310       229,173
  Corporate and  elimination               (5,685)       (9,793)
                                      ------------  ------------
    Total                             $   932,385   $   881,129
                                      ============  ============

         Sweetheart has one customer that accounted for more that 10.0% of its sales in each year. Net sales to such customer were $109.4 million in Fiscal 2001, $100.7 million in Fiscal 2000 and $98.8 million in Fiscal 1999. Fonda has no customer that accounted for more that 10% of its net sales in Fiscal 2001, 2000 and 1999. All net sales were to customers in the United States, except for sales to Sweetheart customers in Canada and Mexico which amounted to approximately 7.5% and 0.6% of its net sales in Fiscal 2001. All assets are located in the United States except for $38.5 million and $38.9 million in Canada and $17.6 million in Mexico at September 30, 2001 and at September 24, 2000, respectively.


27.      CONTINGENCIES

         During Fiscal 2001, Sweetheart experienced a casualty loss at its Somerville, Massachusetts facility. Sweetheart carries business interruption insurance and has filed a claim with the insurance company. Settlement of the recovery amount is to be determined.

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was filed in state court in Georgia in April 1987 and later removed to federal court. The Plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended. The relief sought by Plaintiffs was to have the Plan termination declared ineffective. The United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986, and judgment was entered dismissing the case in March 1996. The Circuit Court affirmed the judgment entered in favor of Sweetheart. Plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. Sweetheart expects to complete paying out the termination liability and associated expenses in connection with the Plan termination by December 31, 2001. As of September 30, 2001, Sweetheart disbursed $19.6 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds the assets set aside in the Plan by $0.4 million, which amount has been fully reserved by Sweetheart.

         On November 29, 2001, the liquidating trustee of Ace Baking Company, Limited Partnership, filed a Complaint for Avoidance of Transfers and Disallowance or Subordination of Claims against Sweetheart in the United States Bankruptcy Court Eastern District of Wisconsin. The Complaint, among other things, seeks to avoid a portion of the consideration paid by Ace Baking Company to Sweetheart, as a fraudulent transfer, in connection with the sale by Sweetheart of its bakery business to Ace Baking in November 1997. In addition, the Trustee alleges that certain subsequent payments made by Ace Baking to Sweetheart in connection with such sale are avoidable preferences. We believe that the Trustee's claims are without merit and we intend to vigorously defend this matter. In addition, we have no reason to believe that the final outcome of this matter will have a material adverse effect on our financial condition or results of operations. However, we cannot assure you of the ultimate effect on us, if any, given the early stage of this matter.

         On July 13, 1999, Sweetheart received a letter from the Environmental Protection Agency ("EPA") identifying Sweetheart, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of Sweetheart or any other entity. Sweetheart responded to the EPA that upon review of its files it had no information with respect to any dealings with that site. On December 20, 1999, Sweetheart received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas and in January 2000 Sweetheart responded to such inquiry. In both instances, Sweetheart has received no further communication from the EPA. Sweetheart denies liability and has no reason to believe the final outcomes will have a material adverse effect on Sweetheart's financial condition or results of operations. However, no assurance can be given about the ultimate effect on Sweetheart.

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

28.      CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

         The condensed financial statements of the parent company only are as follows (in thousands):

                                               September 30,    September 24,
Balance Sheets                                     2001             2000
                                              ---------------  ---------------

Assets
  Cash and cash equivalents                      $      68        $      42
  Refundable income tax                                665              324
  Other current assets                                 100              100
  Investments in subsidiaries                      116,368          107,025
  Deferred finance fees                              3,096            3,572
  Deferred income taxes                             15,813           10,601
                                                 ----------       ----------
    Total Assets                                 $ 136,110        $ 121,664
                                                 ==========       ==========

Liabilities and Stockholders' Deficit
  Accrued expenses                               $      23        $     303
  Discount notes                                   118,697          104,245
  Exchangeable preferred stock                      48,209           41,794
  Preferred Stock B, Series 2                       15,000           15,000
  Redeemable common stock                            2,356            2,286
  Shareholders' deficit                            (48,175)         (41,964)
                                                 ----------       ---------
    Total Liabilities and Shareholders' Deficit  $ 136,110        $ 121,664
                                                 ==========       ==========


                                                                            Fiscal
                                                             ----------------------------------
Statements of Operations                                        2001        2000        1999
                                                             ----------  ----------  ----------
General and administrative expenses                           $ (1,068)   $   (199)   $    (50)
Management fee income                                              200         197         203
Interest expense, net                                          (14,928)    (12,704)    (11,760)
                                                              ---------   ---------   ---------
 Loss before income taxes and equity in subsidiaries           (15,796)    (12,706)    (11,607)
Income tax benefit                                               5,740       4,603       4,082
Equity in income (loss) of subsidiaries                         13,384       8,249     (11,156)
                                                              ---------   ---------   ---------
 Net income (loss)                                               3,328         146     (18,681)
Payment-in-kind dividends on exchangeable preferred stock       (6,227)     (5,315)     (4,659)
Preferred dividends accretion                                     (188)       (188)       (188)
                                                              ---------   ---------   ---------
  Net loss applicable to common shareholders                  $ (3,087)   $ (5,357)   $(23,528)
                                                              =========   =========   =========


                                                                            Fiscal
                                                             -----------------------------------
Statements of Cash Flows                                        2001        2000         1999
                                                             ----------  ----------  -----------
Operating:
  Net income (loss)                                           $  3,328    $    146    $ (18,681)
  Equity in (income) loss of subsidiaries                      (13,384)     (8,249)      11,156
  Amortization of deferred finance fees                            720         720          714
  Interest capitalized on debt                                  14,208      11,984       11,046
  Income taxes receivable                                       (5,553)     (4,603)      (4,082)
  Equity based compensation                                        987           -            -
  Decrease in accrued expenses                                    (280)         44         (154)
                                                              ---------   ---------   ----------
    Net cash provided by (used in) operating activities             26          42           (1)

Net increase (decrease) in cash                                     26          42           (1)
Cash at beginning of year                                           42           -            1
                                                              ---------   ---------   ----------
Cash at end of year                                           $     68    $     42    $       -
                                                              =========   =========   ==========

                     INDEX TO FINANCIAL STATEMENT SCHEDULES




                                                                            Page

Independent Auditors' Report                                                 66


Schedule II - Valuation and Qualifying Accounts                              67

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
SF Holdings Group, Inc.


                 We have audited the consolidated financial statements of SF Holdings Group, Inc. and subsidiaries (the "Company") as of September 30, 2001 and September 24, 2000, and for each of the three fiscal years in the period ended September 30, 2001 and have issued our report thereon dated December 7, 2001; such consolidated financial statements and report are included in this Form 10-K. Our audits also included the consolidated financial statement schedule listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



/s/DELOITTE & TOUCHE LLP
Baltimore, Maryland
December 7, 2001

                                                                     SCHEDULE II


                        SF HOLDINGS INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                      Additions
                                                -----------------------
                                   Balance At   Charged To  Charged To                  Balance At
                                  Beginning Of  Costs And      Other                      End Of
    Classifications                 Period       Expenses   Accounts(1)  Deductions(2)    Period
    ---------------               ------------  ----------  -----------  -------------  ----------
Allowance for Doubtful Accounts:
Fiscal 2001                         $ 3,534       $ 1,927    $ (1,077)      $   989      $ 3,395
Fiscal 2000                           6,979         2,038      (3,395)       (2,088)       3,534
Fiscal 1999                           3,614         7,041          20        (3,696)       6,979

(1) Includes recoveries   on   accounts   previously  written-off,   translation
    adjustments and reclassifications.
(2) Accounts written-off.

                                   Balance at         Additions                         Balance at
                                  beginning of  Charged (credited) to                     end of
    Classifications                 period       costs and expenses      Deductions(3)    period
    ----------------              ------------  ---------------------    -------------  ----------
Inventory Allowances:
Fiscal 2001                         $ 18,994          $ 5,731              $ 11,981     $ 12,744
Fiscal 2000                           16,110            9,959                 7,075       18,994
Fiscal 1999                           12,552           12,826                 9,268       16,110

(3) Inventory written-off.

                                   SIGNATURES

         Pursuant to the requirements of Section 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on December 12, 2001.

                                          SF HOLDINGS GROUP, INC.
                                         (Registrant)

                                          By: /s/  DENNIS MEHIEL
                                                   -------------
                                                   Dennis Mehiel
                                                   Chairman of the Board and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities.

Signature                        Title(s)

/s/ DENNIS MEHIEL                Chairman of the Board and Chief
-----------------                Executive Officer (Principal Executive Officer)
Dennis Mehiel

/s/ THOMAS ULEAU                 Executive Vice President and Director
----------------
Thomas Uleau

/s/ HANS H. HEINSEN              Senior Vice President, Chief Financial
-------------------              Officer and Treasurer (Principal
Hans H. Heinsen                  Financial and Accounting Officer)

/s/ HARVEY L. FRIEDMAN           Secretary and General Counsel
----------------------
Harvey L. Friedman

/s/ ALFRED B. DELBELLO           Vice Chairman
----------------------
Alfred B. DelBello

/s/ W. RICHARD BINGHAM           Director
----------------------
W. Richard Bingham

/s/ GAIL BLANKE                  Director
---------------
Gail Blanke

/s/ JOHN A. CATSIMATIDIS         Director
------------------------
John A. Catsimatidis

/s/ CHRIS MEHIEL                 Director
----------------
Chris Mehiel

s/ EDITH MEHIEL                  Director
---------------
Edith Mehiel

/s/ JEROME T. MULDOWNEY          Director
-----------------------
Jerome T. Muldowney

Signature                        Title(s)

/s/ ALAN D. SCHEINKMAN           Director
----------------------
Alan D. Scheinkman

/s/ G. WILLLAM SEAWRIGHT         Director
------------------------
G. William Seawright

/s/ LOWELL P. WEICKER, JR.       Director
--------------------------
Lowell P. Weicker, Jr.