Form 10-Q
period 2001-12-30
SF HOLDINGS GROUP INC
filed 2002-02-11
CIK 1059697

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

                 For the Thirteen Weeks Ended December 30, 2001

              [] Transition Report Pursuant to Section 13 or 15(d)of the
                         Securities Exchange Act of 1934
              for the transition period from _________ to_________

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

Yes [X] No [   ]


        The number of shares outstanding of the Registrant's common stock as of February 11, 2002:
 SF Holdings Group, Inc. Class A Common Stock, $0.001 par value - 562,583 shares SF Holdings Group, Inc. Class B Common Stock, $0.001 par value - 56,459 shares SF Holdings Group, Inc. Class C Common Stock, $0.001 par value - 39,900 shares SF Holdings Group, Inc. Class D Common Stock, $0.001 par value - No shares

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             SF HOLDINGS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                        (Unaudited)
                                                        December 30,     September 30,
                                                            2001             2001
                                                       --------------    -------------

                              Assets
Current assets:
  Cash and cash equivalents                              $    7,418       $   11,869
  Cash in escrow                                              5,241                8
  Receivables, less allowances of $4,263 and $3,395         164,417          167,855
  Due from affiliates                                           349            1,347
  Inventories                                               212,074          225,021
  Deferred income taxes                                      23,900           24,007
  Refundable income taxes                                       665              665
  Spare parts                                                24,188           23,273
  Assets held for sale                                        7,428           10,210
  Other current assets                                        8,678            9,372
                                                         -----------      -----------
    Total current assets                                    454,358          473,627

Property, plant and equipment, net                          266,324          265,795
Deferred income taxes                                        40,507           38,107
Spare parts                                                  11,779           12,077
Goodwill, net                                               117,301          118,307
Other assets                                                 25,279           24,472
                                                         -----------      ----------

    Total assets                                         $  915,548       $  932,385
                                                         ===========      ===========

               Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable                                       $   76,655       $   96,072
  Accrued payroll and related costs                          43,148           46,892
  Other current liabilities                                  54,658           49,260
  Current portion of deferred gain on sale of assets         10,275           10,275
  Current portion of long-term debt                          16,447           16,942
                                                         -----------      -----------
    Total current liabilities                               201,183          219,441

Commitments and contingencies  (See Notes)

Deferred income taxes                                         4,252            4,252
Long-term debt                                              548,569          542,575
Deferred gain on sale of assets                              81,104           83,672
Other liabilities                                            59,054           58,628
                                                         -----------      -----------

    Total liabilities                                       894,162          908,568

Minority interest in subsidiaries                             6,593            6,427
Exchangeable preferred stock                                 49,923           48,209
Preferred Stock B, Series 2                                  15,000           15,000
Redeemable common stock                                       2,374            2,356
Shareholders' deficit                                       (52,504)         (48,175)
                                                         -----------      -----------

    Total liabilities and shareholders' deficit          $  915,548       $  932,385
                                                         ===========      ===========

          See accompanying Notes to Consolidated Financial Statements.

                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND OTHER COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (In thousands)


                                                          For the        For the
                                                          Thirteen       Thirteen
                                                         weeks ended    weeks ended
                                                        December 30,   December 24,
                                                            2001           2000
                                                        ------------   ------------

Net sales                                                $  320,875     $  326,503
Cost of sales                                               280,515        288,004
                                                         -----------    -----------

  Gross profit                                               40,360         38,499

Selling, general and administrative expenses                 29,498         29,440
Other income, net                                            (3,123)        (3,368)
                                                         -----------    -----------

  Operating income                                           13,985         12,427

Interest expense, net of interest income of $34
and $35                                                      13,177         13,379
                                                         -----------    -----------

  Income (loss) before income tax expense
  (benefit) and  minority interest                              808           (952)

Income tax expense (benefit)                                    711           (238)
Minority interest in subsidiaries' income                       166            148
                                                         -----------    -----------

  Net loss                                                      (69)          (862)

Payment-in-kind dividends on exchangeable
preferred stock                                               1,714          1,499
                                                         -----------    -----------

  Net loss applicable to common stockholders             $   (1,783)    $   (2,361)
                                                         ===========    ===========

Other comprehensive loss:
  Net loss                                               $      (69)    $     (862)
  Foreign currency translation adjustment                      (139)          (214)
  Minimum pension liability adjustment (net
  of income taxes of ($1,652 )and $9)                        (2,478)            14
                                                         -----------    -----------

  Comprehensive loss                                     $   (2,686)    $   (1,062)
                                                         ===========    ===========


          See accompanying Notes to Consolidated Financial Statements.

                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                   For the Thirteen       For the Thirteen
                                                                      weeks ended            weeks ended
                                                                     December 30,           December 24,
                                                                         2001                   2000
                                                                   ----------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                             $     (69)             $    (862)
  Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization                                          8,767                  8,791
    Amortization of deferred gain                                         (2,568)                (2,568)
    Deferred income tax expense (benefit)                                    711                   (238)
    Gain on sale of assets                                                (2,371)                  (398)
    Interest accreted on debt                                              3,813                  3,370
    Minority interest in subsidiaries' income                                166                    148
  Changes in operating assets and liabilities (net of business acquisition):
    Receivables                                                            3,438                  9,615
    Inventories                                                           12,947                  3,102
    Other current assets                                                    (221)                  (263)
    Other assets                                                          (1,301)                   776
    Accounts payable                                                     (19,417)               (10,559)
    Accrued payroll and related costs                                     (3,744)               (10,828)
    Other current liabilities                                              5,398                  2,885
    Other liabilities                                                     (3,704)                (2,065)
    Other, net                                                              (164)                 1,720
                                                                       ----------             ----------
    Net cash provided by operating activities                              1,681                  2,626
                                                                       ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                              (7,912)                (3,539)
  Payment for business acquisition                                             -                 (1,950)
  Proceeds from sale of property, plant and equipment                      5,233                    197
                                                                       ----------             ----------
    Net cash used in investing activities                                 (2,679)                (5,292)
                                                                       ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities                                  3,307                  6,129
  Payments of other debt                                                  (1,527)                (2,225)
  Increase in cash in escrow                                              (5,998)                    (4)
  Decrease in cash in escrow                                                 765                      -
                                                                       ----------             ----------
    Net cash (used in) provided by financing activities                   (3,453)                 3,900
                                                                       ----------             ----------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                               (4,451)                 1,234

CASH AND CASH EQUIVALENTS, beginning of period                            11,869                  6,352
                                                                       ----------             ----------

CASH AND CASH EQUIVALENTS, end of period                               $   7,418              $   7,586
                                                                       ==========             ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                                      $   3,179              $   4,675
                                                                       ==========             ==========

    Income taxes paid                                                  $     893              $      20
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

         The information included in the foregoing interim financial statements of the Company is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for these periods. Results for the interim periods are not necessarily indicative  of  results  for  the  entire  year.  These  condensed  consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001.


(2)  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet. The Company has adopted SFAS No. 141 and is currently evaluating the impact of SFAS No. 142 on its consolidated financial statements.

         In October 2001, the FASB issued pronouncement SFAS No. 144, Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 144 on its consolidated financial statements.

(3)   INVENTORIES

         The components of inventories are as follows (in thousands):

                                           (Unaudited)
                                           December 30,      September 30,
                                              2001                2001
                                           ------------      -------------

Raw materials and supplies                  $  57,906          $  55,955
Finished products                             144,537            158,297
Work in progress                                9,631             10,769
                                            ---------          ---------
  Total inventories                         $ 212,074          $ 225,021
                                            =========          =========


(4)  RELATED PARTY TRANSACTIONS

         All of the affiliates referenced below are directly or indirectly under the common ownership of the Company's Chief Executive Officer. The Company believes that transactions entered into with related parties were negotiated on terms which are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         During the thirteen weeks ending December 30, 2001, the Company sold $1.8 million of scrap paper to Fibre Marketing Group, LLC, a waste paper recovery business in which Fonda has a 25% interest ("Fibre Marketing"). Included in accounts receivable as of December 30, 2001 was $0.9 million due from Fibre Marketing. Other sales, if any, to affiliates during the thirteen weeks ending December 30, 2001 were not significant.

         During the thirteen weeks ended December 30, 2001, Fibre Marketing issued to Fonda and Sweetheart promissory notes for $0.4 million and $0.8 million respectively in exchange for outstanding accounts receivable from Fibre Marketing, each at an annual interest rate of 7.0% payable in 36 monthly installments. As of December 30, 2001 $0.4 million is due to Fonda and $0.8 million is due to Sweetheart.

         During the thirteen weeks ending December 30, 2001, the Company purchased $2.6 million of corrugated containers from Box USA Holdings, Inc. ("Box USA"), a converter and seller of interior packaging, corrugated sheets and corrugated containers which the Company's Chief Executive owns in excess of 10% of its outstanding capital stock, and $0.3 million of travel services from Emerald Lady, Inc. ("Emerald Lady"), a company wholly owned by the Company's Chief Executive Officer. Included in accounts payable, as of December 30, 2001, was $0.5 million due to Box USA. Other purchases from affiliates, if any, during the thirteen weeks ending December 30, 2001 were not significant.

         Fonda had loan receivables from its Chief Executive Officer totaling $0.3 million plus accrued interest at 5.06% at December 30, 2001 and December 24, 2000. The loans are payable upon demand.

         During Fiscal 2000, Sweetheart entered into a lease agreement with D&L Development, LLC, an entity in which Sweetheart's Chief Executive Officer indirectly owns 47%, to lease a warehouse facility in Hampstead, Maryland. During the thirteen weeks ending December 30, 2001 and the thirteen weeks ending December 24, 2000, rental payments under this lease were $0.9 million and $0.6 million, respectively. Annual rental payments under the 20 year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

         During  Fiscal 2000,  Sweetheart  began   leasing  a facility  in North
Andover, Massachusetts from D&L Andover Property, LLC, an entity in which Sweetheart's Chief Executive Officer indirectly owns

50%. During the thirteen weeks ending December 30, 2001 and the thirteen weeks ending December 24, 2000, rental payments under this lease were $0.4 million and $0.2 million, respectively. Annual rental payments under the 20 year lease are $1.5 million in the first year, which escalates at a rate of 2% each year thereafter.

         Fonda leases a building in Jacksonville, Florida from the Company's Chief Executive Officer. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, the Chief Executive Officer can require Fonda to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, Fonda terminated its operations at this facility and is currently subleasing the entire facility. Four M Corporation ("Four M") subleased a portion of this facility through May 1998 and again from October 1999 through February 2000. Rent expense, net of sublease income on the portion of the premises subleased is not significant.

         During the thirteen weeks ending December 24, 2000, the Company sold $1.6 million of scrap paper to Fibre Marketing. Included in accounts receivable as of December 24, 2000 were $1.4 million due from Fibre Marketing. Other sales, if any, to affiliates during the thirteen weeks ending December 24, 2000 were not significant.

         During the thirteen weeks ending December 24, 2000, the Company purchased $1.8 million of corrugated containers from Box USA and $0.2 million of travel services from Emerald Lady. Included in accounts payable, as of December 24, 2000, is $0.1 million due to Box USA. Other purchases from affiliates, if any, during the thirteen weeks ending December 24, 2000 were not significant.


(5)  SF HOLDINGS STOCK OPTION PLAN

         During the thirteen weeks ended March 25, 2001, the Company adopted the SF Holdings Group, Inc. Share Incentive Plan ("the Share Incentive Plan") in which the Company may grant options to its employees to purchase up to 95,995 shares of the Company's Class D common stock. The Company has reserved 95,995 shares of Class D common stock for issuance upon exercise of these options. The exercise price of each option is determined by the Company at the date of grant and an option's maximum term is 10 years.

         During the thirteen weeks ended March 25, 2001, the Company granted options to purchase shares of its common stock to certain employees of the Company. Certain officers of the Company were issued options that vested one-third immediately with the remaining options vesting over two years, while all other eligible employees were issued options that vest over a period of three years. The exercise prices of the options granted to the officers and certain employees were below the fair market value of the Company's common stock at the date of the grant. During the vesting periods, these discounts of $1.6 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to the Company's stock options was $0.1 million for the thirteen weeks ended December 30, 2001.


(6)  OTHER (INCOME) EXPENSE

         During the thirteen weeks ended December 30, 2001, Sweetheart realized $2.6 million due to the amortization of the deferred gain in conjunction with a sale-leaseback transaction. In Fiscal 2000, Sweetheart sold certain production equipment in connection with a sale-leaseback transaction ("Sale-Leaseback Transaction"). Also, during the thirteen weeks ended December 30, 2001, the Company recognized a $2.4 million gain in association with Sweetheart's sale of a manufacturing facility in

Manchester, New Hampshire. These gains were partially offset by $1.5 million reflecting certain costs incurred that are associated with the rationalization, consolidation and improvement of Sweetheart's manufacturing facilities.

         During the thirteen weeks ended December 24, 2000, Sweetheart realized $2.6 million due to the amortization of the deferred gain in conjunction with the Sale-Leaseback Transaction. Additionally, the Company recognized a gain of $0.5 million from the sale of a building in Indianapolis, Indiana.


(7)  CONTINGENCIES

         During Fiscal 2001, Sweetheart experienced a casualty loss at its Somerville, Massachusetts facility. Sweetheart carries business interruption insurance and has filed a claim with the insurance company. Settlement of the recovery amount is to be determined.

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was filed in state court in Georgia in April 1987 and later removed to federal court. The Plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended. The relief sought by Plaintiffs was to have the Plan termination declared ineffective. The United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986, and judgment was entered dismissing the case in March 1996. The Circuit Court affirmed the judgment entered in favor of Sweetheart. Plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. Sweetheart expects to complete paying out the termination liability and associated expenses in connection with the Plan termination by June 30, 2002. As of December 30, 2001, Sweetheart disbursed $19.6 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds the assets set aside in the Plan by $0.1 million, which amount has been fully reserved by Sweetheart.

         On November 29, 2001, the liquidating trustee of Ace Baking Company, Limited Partnership, filed a Complaint for Avoidance of Transfers and Disallowance or Subordination of Claims against Sweetheart in the United States Bankruptcy Court Eastern District of Wisconsin. The Complaint, among other things, seeks to avoid a portion of the consideration paid by Ace Baking Company to Sweetheart, as a fraudulent transfer, in connection with the sale by Sweetheart of its bakery business to Ace Baking in November 1997. In addition, the trustee alleges that certain subsequent payments made by Ace Baking to Sweetheart in connection with such sales are avoidable preferences. Sweetheart believes that the trustee's claims are without merit and Sweetheart intends to vigorously defend this matter. In addition, Sweetheart has no reason to believe that the final outcome of this matter will have a material adverse effect on its financial condition or results of operations. However, Sweetheart cannot give assurance as to the ultimate effect on it, if any, given the early stage of this matter.

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

                                        For the Thirteen   For the Thirteen
                                           weeks ended        weeks ended
                                        December 30, 2001  December, 24 2000
                                        -----------------  -----------------
Net sales:
  Sweetheart                                $ 228,016          $ 233,579
  Fonda                                       100,788            100,166
  Corporate and  eliminations                  (7,929)            (7,242)
                                            ----------         ----------
    Net  Sales                              $ 320,875          $ 326,503
                                            ==========         ==========

Income from operations excluding other
(income) expense:
  Sweetheart                                $   3,779          $   2,398
  Fonda                                         7,014              6,609
  Corporate and  eliminations                      69                 52
                                            ----------         ----------
    Income from operations                  $  10,862          $   9,059
                                            ==========         ==========


(9)   SUBSEQUENT EVENTS

         On January 25, 2002, Newcup, LLC, a newly formed unaffiliated investment entity ("Newcup"), purchased $103,201,000 (approximately 71%) of the aggregate principal amount outstanding of the 12 3/4% Senior Discount Notes due 2008 (the "Discount Notes") of SF Holdings. Newcup's investments will be limited to the ownership of the Discount Notes. Newcup has consented to an amendment of, and SF Holdings has amended effective January 25, 2002, the Indenture governing the Discount Notes to eliminate substantially all of the restrictive covenants and to release all of the collateral securing the Discount Notes. SF Holdings's Certificate of Incorporation has also been amended to conform the terms of the SF Holding's Exchangeable Preferred Stock to the amendments made to the Indenture. Newcup and SF Holdings have also agreed to reduce the aggregate principal amount of the Discount Notes held by Newcup, to reduce the interest rate thereon and to defer the first date on which interest must be paid in cash. Newcup issued $54 million of notes (the "Newcup Notes") to another unaffiliated investment entity (the "Newcup Note Holder") and used the net proceeds thereof to acquire the Discount Notes and, on January 26, 2002, SF Holdings agreed to guarantee the obligations of Newcup under the Newcup Notes in the aggregate amount of $54 million, which guarantee is secured by all of the collateral which formerly secured the Discount Notes. Newcup will pay SF Holdings an annual guarantee fee of 2%, which amount will be deducted from the principal amount of the Discount Notes at the end of each year. In addition, SF Holdings has issued to the Newcup Note Holder a warrant to purchase 76,082 shares of SF Holdings' Class C Common Stock for $0.01 per share. In the event that Newcup is unable to pay cash interest on the Newcup Notes as required thereunder, which in no event would be earlier than March 31, 2004, the Newcup Note Holder would have the right to put a portion of Newcup's obligations to the Newcup Note Holder in exchange for 49% of the collateral. The remaining obligations of Newcup under the Newcup Notes would continue to be secured by SF Holding's guarantee together with the remaining collateral.


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


General

         SF Holdings Group, Inc. ("SF Holdings") was formed in December 1997. SF Holdings conducts all of its operations through its subsidiaries, Sweetheart Holdings Inc. ("Sweetheart") and The Fonda Group, Inc. ("Fonda") (collectively, the "Company"), and therefore has no significant cash flows or operations independent of such subsidiaries.

         On March 12, 1998, the Company purchased 48% of Sweetheart's voting stock and 100% of its non-voting stock, or 90% of the total outstanding stock, from Sweetheart's then existing shareholders (the "Sweetheart Investment"). In connection therewith, the then existing shareholders continue to hold 52% of the voting stock of Sweetheart of which American Industrial Partners Capital Fund L.P. ("AIP") holds approximately 27%. In addition, on March 12, 1998, Fonda became a wholly owned subsidiary of the Company.

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


Recent Developments

         On January 25, 2002, Newcup,LLC, a newly formed unaffiliated investment entity ("Newcup"), purchased $103,201,000 (approximately 71%) of the aggregate principal amount outstanding of the 12 3/4% Senior Discount Notes due 2008 (the "Discount Notes") of SF Holdings. Newcup's investments will be limited to the ownership of the Discount Notes. Newcup has consented to an amendment of, and SF Holdings has amended effective January 25, 2002, the Indenture governing the Discount Notes to eliminate substantially all of the restrictive covenants and to release all of the collateral securing the Discount Notes. SF Holdings's Certificate of Incorporation has also been amended to conform the terms of the SF Holding's Exchangeable Preferred Stock to the amendments made to the Indenture. Newcup and SF Holdings have also agreed to reduce the aggregate principal amount of the Discount Notes held by Newcup, to reduce the interest rate thereon and to defer the first date on which interest must be paid in cash. Newcup issued $54 million of notes (the "Newcup Notes") to another unaffiliated investment entity (the "Newcup Note Holder") and used the net proceeds thereof to acquire the Discount Notes and, on January 26, 2002, SF Holdings agreed to guarantee the obligations of Newcup under the Newcup Notes in the aggregate amount of $54 million, which guarantee is secured by all of the collateral which formerly secured the Discount Notes. Newcup will pay SF Holdings an annual guarantee fee of 2%, which amount will be deducted from the principal amount of the Discount Notes at the end of each year. In addition, SF Holdings has issued to the Newcup Note Holder a warrant to purchase 76,082 shares of SF Holdings' Class C Common Stock for $0.01 per share. In the event that Newcup is unable to pay cash interest on the Newcup Notes as required thereunder, which in no event would be earlier than March 31, 2004, the Newcup Note Holder would have the right to put a portion of Newcup's obligations to the Newcup Note Holder in exchange for 49% of the collateral. The remaining obligations of Newcup under the Newcup Notes would continue to be secured by SF Holding's guarantee together with the remaining collateral.


Thirteen Weeks Ended December 30, 2001 Compared to Thirteen Weeks Ended December 24, 2000

         Net sales decreased $5.6 million, or 1.7%, to $320.9 million for the thirteen weeks ended December 30, 2001 compared to $326.5 million for the thirteen weeks ended December 24, 2000. The following analysis includes sales from Sweetheart to Fonda and sales from Fonda to Sweetheart which were eliminated in consolidation.

Sweetheart results:
         Net sales decreased $5.6 million, or 2.4%, to $228.0 million for the thirteen weeks ended December 30, 2001 compared to $233.6 million for the thirteen weeks ended December 24, 2000, reflecting a 0.1% increase in sales volume and a 2.5% decrease in average realized sales price. Sales volumes increased as a result of the incremental sales obtained from Sweetheart's acquisition of an 80% interest in Global Cup, S.A. De C.V. and its subsidiaries ("Global Cup") in April 2001. Average realized prices decreased as a result of decreased raw material costs and competitive pressures.

Fonda results:
         Net sales increased $0.6 million, or 0.6%, to $100.8 million for the thirteen weeks ending December 30, 2001, compared to $100.2 million for the thirteen weeks ending December 24, 2000, reflecting a 6.4% increase in average realized sales price partially offset by a 5.8% decrease in sales volume. The decrease in sales volume resulted from declining sales of lower priced items which were affected by the general economic slow down in the leisure travel industry. As a consequence, the remaining product mix shifted to those items with higher average selling prices.

         Gross profit increased $1.9 million, or 4.9%, to $40.4 million for the thirteen weeks ended December 30, 2001 compared to $38.5 million for the thirteen weeks ended December 24, 2000. As a percentage of net sales, gross profit increased to 12.6% for the thirteen weeks ended December 30, 2001 from 11.8% for the thirteen weeks ended December 24, 2000.

Sweetheart results:
         Gross profit increased $0.7 million, or 3.6%, to $20.4 million for the thirteen weeks ended December 30, 2001 compared to $19.7 million for the thirteen weeks ended December 24, 2000. As a percentage of net sales, gross profit increased to 9.0% for the thirteen weeks ended December 30, 2001 from 8.4% for the thirteen weeks ended December 24, 2000. The increase is attributable to lower raw material, transportation and utility expenses.

Fonda results:
         Gross profit increased $0.9 million, or 4.7%, to $19.9 million for the thirteen weeks ending December 30, 2001, compared to $19.0 million for the thirteen weeks ending December 24, 2000. As a percentage of net sales, gross profit increased from 19.0% for the thirteen weeks ending December 24, 2000 to 19.7% for the thirteen weeks ending December 30, 2001. Gross profit for the thirteen weeks ending December 30, 2001 was positively affected by increased selling prices due to an improved product mix.

         Selling, general and administrative expenses increased $0.1 million, or 0.3%, to $29.5 million for the thirteen weeks ended December 30, 2001 compared to $29.4 million for the thirteen weeks ended

December 24, 2000. This increase is primarily attributed to an increase in Fonda's bad debt expense and an increase in Fonda's goodwill amortization expense from Fiscal 2001 business acquisitions. These increases were partially offset by a decrease in Sweetheart's lower variable compensation expenses.

         Other income, net decreased $0.3 million, or 8.8%, to $3.1 million for the thirteen weeks ended December 30, 2001 compared to $3.4 million for the thirteen weeks ended December 24, 2000. This decrease is attributable to a $1.5 million expense incurred in association with the rationalization, consolidation and improvement of the Company's manufacturing facilities offset by $2.0 million in increased gains from the sale of assets.

         Operating income increased $1.6 million, or 12.9%, to $14.0 million for the thirteen weeks ended December 30, 2001 compared to $12.4 million for the thirteen weeks ended December 24, 2000, due to the reasons stated above.

         Interest expense, net decreased $0.2 million, or 1.5%, to $13.2 million for the thirteen weeks ended December 30, 2001 compared to $13.4 million for the thirteen weeks ended December 24, 2000. This decrease is attributable to lower interest rates on higher balances for Sweetheart and lower interest rates on lower balances for Fonda.

         Income tax expense (benefit) increased $0.9 million, or 450.0%, to an expense of $0.7 million for the thirteen weeks ended December 30, 2001 compared to a benefit of $0.2 million for the thirteen weeks ended December 24, 2000. The effective rate for the thirteen weeks ended December 30, 2001 was 88% compared to 25% for the thirteen weeks ended December 24, 2000. For the thirteen weeks ended December 30, 2001 and for the thirteen weeks ended December 24, 2000, the effective tax rates reflect certain non-deductible costs relating to the investment in Sweetheart, the related financing and the proportionate results of both Fonda and Sweetheart.

         Minority interest in subsidiaries' income increased $0.1 million, or 100%, to $0.2 million in million for the thirteen weeks ended December 30, 2001 compared to $0.1 million for the thirteen weeks ended December 24, 2000 due primarily to increased earning from Sweetheart.

         Net loss decreased $0.8 million, or 88.9%, to $0.1 million for the thirteen weeks ended December 30, 2001 compared to $0.9 million for the thirteen weeks ended December 24, 2000, due to the reasons stated above.


Liquidity And Capital Resources

         Historically, the Company has relied on cash flow from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. In the thirteen weeks ended December 30, 2001, the Company funded its capital expenditures from a combination of cash generated from operations, borrowings from the revolving credit facility and funds generated from asset sales. The Company expects to continue this method of funding for its Fiscal 2002 capital expenditures.

         Net cash provided by operating activities in the thirteen weeks ended December 30, 2001 was $1.7 million compared to $2.6 million in the thirteen weeks ended December 24, 2000. The decrease in operating cash flow in the thirteen weeks ended December 30, 2001 is primarily a resulted from a decrease in accounts payable and accrued payroll related expenses offset by a decrease in inventories.

         Net cash used in investing activities in the thirteen weeks ended December 30, 2001 was $2.7 million compared to $5.3 million in the thirteen weeks ended December 24, 2000. This decrease in the use of cash is primarily due to proceeds from the sale of the Manchester, New Hampshire facility, which is partially offset by increased capital expenditures.

         Net cash used in financing activities in the thirteen weeks ended December 30, 2001 was $3.5 million compared to net cash provided by financing activities of $3.9 million in the thirteen weeks ended December 24, 2000. This decrease in cash provided from financing is primarily a result of proceeds received from the sale of the Manchester, New Hampshire facility being held in the cash escrow account and lower borrowings under the credit facilities.

         Working capital decreased $1.0 million to $253.2 million at December 30, 2001 from $254.2 million at September 30, 2001. This decrease resulted from current assets decreasing $19.3 million, primarily due to lower inventories, and current liabilities decreasing $18.3 million, primarily due to lower trade payables.

         Capital expenditures for the thirteen weeks ended December 30, 2001 were $7.9 million compared to $3.5 million for the thirteen weeks ended December 24, 2000. Capital expenditures in the thirteen weeks ended December 30, 2001 included $3.4 million for new production equipment, $1.6 million associated with the implementation of Sweetheart's program to rationalize, consolidate and improve its manufacturing facilities, $1.9 million for facility improvements, with the remaining consisting primarily of routine capital improvements.

         Sweetheart has a revolving credit facility (the "U.S. Credit Facility") that, subject to borrowing base limitations, allows for a maximum revolving credit borrowing of $145 million through June 15, 2005 and a term loan of $25 million that requires equal monthly principal payments of $0.4 million through June 2005. Both the term loan and the revolving credit facility have an accelerated maturity date of July 1, 2003 if Sweetheart's Senior Subordinated Notes due September 1, 2003 are not refinanced before June 1, 2003. Borrowings under the revolving credit facility bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.00% or (ii) a bank's base rate plus 0.25%, plus certain other fees. Borrowings under the term loan bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. During the thirteen weeks ended December 30, 2001, the weighted average annual interest rate for the U.S. Credit Facility was 5.17%. The credit facility is collateralized by Sweetheart's inventories and receivables with the term loan portion of the credit facility further collateralized by certain production equipment. As of December 30, 2001, $13.2 million was available under the revolving credit facility and the term loan balance was $11.7 million. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of December 30, 2001, LIBOR was 2.44% and the bank's base rate was 4.75%.

         Fonda's credit facility provides for a revolving credit facility, subject to borrowing base limitations of up to $65 million through August 26, 2004, and a term loan in an amount of $15 million that requires equal monthly principal payments of $0.3 million through August 2004 with the balance due on August 26, 2004 (the "Credit Facility"). The Credit Facility is collateralized by all of Fonda's receivables, inventories, and equipment, certain general intangibles and other property, and the proceeds on the sale of receivables and inventories. Borrowings under the revolving credit facility bear interest at the bank's prime rate plus 0.50% or at LIBOR plus 2.50% at the election of Fonda. Borrowings under the term loan bear interest at the bank's prime rate plus 0.75% or at LIBOR plus 2.75% at the election of Fonda. As of December 30, 2001, the bank's prime rate was 4.75%, and the LIBOR rate was 2.44%. In the thirteen weeks ending December 30, 2001, the weighted average interest rate for the Credit Facility was 5.02%. At December 30, 2001, $41.0 million was outstanding and $24.0 million was the maximum remaining advance available based upon eligible collateral.

         Sweetheart's Canadian subsidiary has a credit agreement (the "Canadian Credit Facility") which provides for a term loan facility balance of Cdn $13.9 million (approximately US $8.7 million) and a revolving credit facility maximum of up to Cdn $16.1 million (approximately US $10.1 million). The term borrowings are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily-Tulip, Inc., a subsidiary of Sweetheart Cup ("Lily") and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit facility and an index rate plus 2.00% with respect to the term loan borrowings. As of December 30, 2001, Cdn $2.7 million (approximately US $1.7 million) was available under the revolving facility and the term loan balance was Cdn $13.9 million (approximately US $8.7 million) under the Canadian Credit Facility.

         In connection with a sale-leaseback transaction, on June 15, 2000, Sweetheart Cup Company Inc. ("Sweetheart Cup"), and Sweetheart Holdings Inc. (Sweetheart Holdings") sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas to several owner participants for a fair market value of $212.3 million. Pursuant to a lease dated as of June 1, 2000 (the "Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), as trustee, Sweetheart Cup leases the production equipment sold in connection with the sale-leaseback transaction from State Street as owner trustee for several owner participants, through November 9, 2010. Sweetheart Cup has the option to renew the Lease for up to four consecutive renewal terms of two years each. Sweetheart Cup also has the option to purchase such equipment for fair market value either at the conclusion of the Lease term or November 21, 2006. Sweetheart's obligations under the Lease are collateralized by substantially all of Sweetheart's property, plant and equipment owned as of June 15, 2000. The Lease contains various covenants, which prohibit, or limit, among other things, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness and certain other business activities. Sweetheart is accounting for the sale-leaseback transaction as an operating lease, expensing the $32.0 million annualized rental payments. A deferred gain of $107.0 million was realized from this sale and is being amortized over 125 months, which is the term of the Lease.

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

         As of December 12, 2001, all cumulative dividends on the Exchangeable Preferred have been paid by the issuance of additional shares of Exchangeable Preferred. The value of the Exchangeable Preferred, was $49.9 million and $48.2 million as of December 30, 2001 and September 30, 2001, respectively. The Exchangeable Preferred is not entitled to any vote, except as required in the Company's certificate of incorporation and by law.

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

         Pursuant to the terms of the instruments governing the indebtedness of Sweetheart and Fonda, Sweetheart and Fonda are subject to certain affirmative and negative covenants customarily contained in agreements of this type, including, without limitations covenants that restrict, subject to specified exceptions (i) mergers, consolidations, asset sales or changes in capital structure, (ii) creation or acquisition of subsidiaries, (iii) purchase or redemption of capital stock or declaration or payment of dividends or distributions on such capital stock, (iv) incurrence of additional indebtedness,
(v) investment activities, (vi) granting or incurrence of liens to secure other indebtedness, (vii) prepayment or modification of the terms of subordinated indebtedness, and (viii) engaging in transactions with affiliates.

         During Fiscal 2001, Sweetheart experienced a casualty loss at its Somerville, Massachusetts facility. Sweetheart carries business interruption insurance and has filed a claim with the insurance company. Settlement of the recovery amount is to be determined.

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was filed in state court in Georgia in April 1987 and later removed to federal court. The Plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended. The relief sought by Plaintiffs was to have the Plan termination declared ineffective. The United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986, and judgment was entered dismissing the case in March 1996. The Circuit Court affirmed the judgment entered in favor of Sweetheart. Plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. Sweetheart expects to complete paying out the termination liability and associated expenses in connection with the Plan termination by June 30, 2002. As of December 30, 2001, Sweetheart disbursed $19.6 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds the assets set aside in the Plan by $0.1 million, which amount has been fully reserved by Sweetheart.

         On November 29, 2001, the liquidating trustee of Ace Baking Company, Limited Partnership, filed a Complaint for Avoidance of Transfers and Disallowance or Subordination of Claims against Sweetheart in the United States Bankruptcy Court Eastern District of Wisconsin. The Complaint, among other things, seeks to avoid a portion of the consideration paid by Ace Baking Company to Sweetheart, as a fraudulent transfer, in connection with the sale by Sweetheart of its bakery business to Ace Baking in November 1997. In addition, the trustee alleges that certain subsequent payments made by Ace Baking to Sweetheart in connection with such sales are avoidable preferences. Sweetheart believes that the trustee's claims are without merit and Sweetheart intends to vigorously defend this matter. In addition, Sweetheart has no reason to believe that the final outcome of this matter will have a material adverse effect on its financial condition or results of operations. However, Sweetheart cannot give assurance as to the ultimate effect on it, if any, given the early stage of this matter.

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

         The Company continues to contemplate various strategic options which may include a restructuring of its business debt and capital structure, including, among other things, the public sale or private placement of debt or equity securities of the Company or its subsidiaries, joint venture transactions, new borrowings, the refinancing of the Company's existing debt agreements, open market purchases, tender offers or exchange offers of the Company's outstanding securities. There can be no assurances that any of these strategic options will be consummated.


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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Sweetheart is exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with its variable rate debt. All borrowing under the U.S. Credit Facility and Canadian Credit Facility, each of which contains a revolving and term credit facility, bear interest at a variable rate. Borrowings under the U.S. Credit Facility's revolving credit facility bear interest, at

Sweetheart's election, at a rate equal (i) LIBOR plus 2.00% or (ii) a bank's base rate plus 0.25%, plus certain fees. Borrowings under the U.S. Credit Facility's term loan bear interest, at Sweetheart's election, at a rate equal to
(i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit borrowings and an index rate plus 2.00% with respect to the term loan borrowings. As of December 30, 2001, the outstanding indebtedness under the U.S. Credit Facility was $138.1 million and the Canadian Credit Facility was $15.7 million in U.S. dollars. As of December 30, 2001, $13.2 million was available under the U.S. Credit Facility. As of December 30, 2001, Cdn $2.7 million (approximately US $1.7 million) was available under Canadian Credit Facility. Based upon these amounts, the annual net income would change by approximately $1.5 million for each one percentage point change in the interest rates applicable to the variable rate debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

         Fonda is exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with its variable rate debt. Borrowings under the revolving credit facility bear interest at the bank's prime rate plus 0.50% or at LIBOR. Borrowings under the term loan bear interest at the bank's prime rate plus 0.75% or at LIBOR plus 2.75% at the election of Fonda. At December 30, 2001, $41.0 million was outstanding and $24.0 million was the maximum remaining advance available based upon eligible collateral. Based upon these amounts, the annual net income would change by approximately $0.3 million for each one percentage point change in the interest rates applicable to Fonda's variable rate debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.



                           PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits:

              None

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the thirteen weeks ended December 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                                     SF HOLDINGS GROUP, INC.
                                     (registrant)

Date:  February 11, 2002             By:  /s/ Hans H. Heinsen
       -----------------                  -------------------
                                     Hans H. Heinsen
                                     Senior Vice President,
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial and Accounting Officer
                                     and Duly Authorized Officer)