Form 10-Q
period 2002-03-31
SF HOLDINGS GROUP INC
filed 2002-05-10
CIK 1059697

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 for the Twenty-six Weeks Ended March 31, 2002

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

Yes [X] No [   ]


        The number of shares outstanding of the Registrant's common stock as of May 10, 2002:
SF Holdings Group, Inc. Class A Common Stock, $0.001 par value - 562,583 shares SF Holdings Group, Inc. Class B Common Stock, $0.001 par value - 62,855 shares SF Holdings Group, Inc. Class C Common Stock, $0.001 par value - 135,900 shares SF Holdings Group, Inc. Class D Common Stock, $0.001 par value - No Shares


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             SF HOLDINGS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           (Unaudited)
                                                            March 31,         September 30,
                                                              2002                2001
                                                         ---------------    -----------------
                              Assets
Current assets:
  Cash and cash equivalents                                $    5,944          $   11,869
  Cash in escrow                                                4,480                   8
  Receivables, less allowances of $4,456 and $3,395           156,373             167,855
  Due from affiliates                                              41               1,347
  Inventories                                                 207,149             225,021
  Deferred income taxes                                        23,469              24,007
  Refundable income taxes                                         665                 665
  Spare parts                                                  24,675              23,273
  Assets held for sale                                          7,428              10,210
  Other current assets                                          9,856               9,372
                                                           -----------         -----------
    Total current assets                                      440,080             473,627

Property, plant and equipment, net                            265,429             265,795
Deferred income taxes                                          31,065              38,107
Spare parts                                                    11,677              12,077
Goodwill, net                                                 121,451             118,307
Other assets                                                   25,709              24,472
                                                           -----------         -----------

    Total assets                                           $  895,411          $  932,385
                                                           ===========         ===========

               Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable                                         $  115,912          $   96,072
  Accrued payroll and related costs                            42,593              46,892
  Other current liabilities                                    44,120              49,260
  Current portion of deferred gain on sale of assets           10,275              10,275
  Current portion of long-term debt                             8,726              16,942
                                                           -----------         -----------
    Total current liabilities                                 221,626             219,441

Commitments and contingencies  (See Notes)

Deferred income taxes                                           4,252               4,252
Long-term debt                                                496,737             542,575
Deferred gain on sale of assets                                78,535              83,672
Other liabilities                                              54,505              58,628
                                                           -----------         -----------

    Total liabilities                                         855,655             908,568

Minority interest in subsidiaries                               2,154               6,427
Exchangeable preferred stock                                   51,714              48,209
Preferred Stock B, Series 2                                    15,000              15,000
Redeemable common stock                                         2,393               2,356
Shareholders' deficit                                         (31,505)            (48,175)
                                                           -----------         -----------

    Total liabilities and shareholders' deficit            $  895,411          $  932,385
                                                           ===========         ===========

          See accompanying Notes to Consolidated Financial Statements.

                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)


                                                 For the         For the          For the         For the
                                                Thirteen        Thirteen        Twenty-six      Twenty-six
                                               weeks ended     weeks ended     weeks ended     weeks ended
                                                March 31,       March 25,       March 31,       March 25,
                                                  2002            2001            2002            2001
                                              -------------   -------------   -------------   -------------
Net sales                                      $  296,371      $  292,793      $  617,246      $  619,296
Cost of sales                                     267,762         259,152         548,277         547,156
                                               -----------     -----------     -----------     -----------

  Gross profit                                     28,609          33,641          68,969          72,140

Selling, general and administrative
  expenses                                         28,847          29,767          58,345          59,207
Other income, net                                    (173)         (3,010)         (3,296)         (6,378)
                                               -----------     -----------     -----------     -----------

  Operating income (loss)                             (65)          6,884          13,920          19,311

Interest expense, net of interest income
of $57, $56, $91 and $91                           13,107          13,449          26,284          26,828
                                               -----------     -----------     -----------     -----------
  Loss before income tax  benefit,
  minority interest and
  extraordinary gain                              (13,172)         (6,565)        (12,364)         (7,517)

Income tax benefit                                 (4,921)         (2,254)         (4,210)         (2,492)
Minority interest in subsidiaries                     (93)           (206)             73             (58)
                                               -----------     -----------     -----------     -----------

  Loss before  extraordinary gain                  (8,158)         (4,105)         (8,227)         (4,967)

Extraordinary gain on debt
extinguishment(net of income tax
expense of $12,296 and $12,296)                   (18,444)              -         (18,444)              -
                                               -----------     -----------     -----------     -----------

  Net income (loss)                                10,286          (4,105)         10,217          (4,967)

Payment-in-kind dividends on exchangeable
preferred stock                                     1,791           1,567           3,505           3,066
                                               -----------     -----------     -----------     -----------

  Net income (loss) applicable to
  common shareholders                          $    8,495      $   (5,672)     $    6,712      $   (8,033)
                                               ===========     ===========     ===========     ===========

Other comprehensive income (loss):
  Net income (loss)                            $   10,286      $   (4,105)     $   10,217      $   (4,967)
  Foreign currency translation
    adjustment                                        159            (309)             20            (523)
  Minimum pension liability
  adjustment (net of income taxes
  of $813, $(517), $(748) and
  $(508))                                           1,220            (776)         (1,122)           (762)
                                               -----------     -----------     -----------     -----------

  Comprehensive income (loss)                   $  11,665      $   (5,190)     $    9,115      $   (6,252)
                                               ===========     ===========     ===========     ===========


          See accompanying Notes to Consolidated Financial Statements.

                             SF HOLDINGS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                 For the Twenty-six     For the Twenty-six
                                                                     weeks ended            weeks ended
                                                                      March 31,              March 25,
                                                                        2002                   2001
                                                                --------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                                 $    10,217            $    (4,967)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                        19,127                 17,082
    Amortization of deferred gain                                        (5,137)                (5,138)
    Gain on sale of assets                                               (2,526)                  (406)
    Interest accreted on debt                                             7,203                  6,801
    Minority interest in subsidiaries                                        73                    (58)
    Extraordinary gain on debt extinguishment                           (18,444)                     -
  Changes in operating assets and liabilities (net of business acquisition):
    Receivables                                                          12,788                  5,174
    Inventories                                                          17,872                 (3,112)
    Other current assets                                                 (1,885)                (1,994)
    Other assets                                                         (9,370)                 1,471
    Accounts payable                                                     19,840                 (8,672)
    Accrued payroll and related costs                                    (4,299)                (5,707)
    Other current liabilities                                            (4,928)                (4,889)
    Other liabilities                                                    (8,462)                (1,544)
    Other, net                                                              255                   (605)
                                                                    ------------           ------------
      Net cash provided by (used in) operating activities                32,324                 (6,564)
                                                                    ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                            (13,783)               (12,650)
  Payment for business acquisition                                            -                 (6,654)
  Proceeds from sale of assets                                            5,262                    322
                                                                    ------------           ------------
      Net cash used in investing activities                              (8,521)               (18,982)
                                                                    ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowing under credit  facilities                                173,804                 32,263
  Repayment under credit  facilities                                   (196,144)                     -
  Payments of other debt                                                 (2,916)                (3,996)
  Increase in cash in escrow                                             (5,253)                    (7)
  Decrease in cash in escrow                                                781                      -
                                                                    ------------           ------------
      Net cash (used in) provided by financing activities               (29,728)                28,260
                                                                    ------------           ------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                            (5,925)                 2,714

CASH AND CASH EQUIVALENTS, beginning of period                           11,869                  6,352
                                                                    ------------           ------------

CASH AND CASH EQUIVALENTS, end of period                            $     5,944            $     9,066
                                                                    ============           ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                                 $    17,958            $    19,729
                                                                    ============           ============

      Income taxes paid                                             $       890            $       254
                                                                    ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                             SF HOLDINGS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

         SF Holdings  Group,  Inc. ("SF  Holdings"),  is a holding  company that conducts its operations through its subsidiary, Sweetheart Holdings Inc. ("Sweetheart"), and therefore has no significant cash flows independent of such subsidiary. Sweetheart conducts its operations through its principal operating subsidiary Sweetheart Cup Company Inc. ("Sweetheart Cup"). The "Company" shall refer herein to SF Holdings and its subsidiary. The instruments governing the indebtedness of Sweetheart and Sweetheart Cup contain numerous restrictive covenants that restrict their ability to pay dividends or make other distributions to SF Holdings. The Company believes that it is one of the largest converters and marketers of plastic and paper disposable food service and food packaging products in North America.

         Pursuant to an agreement, dated as of March 22, 2002 by and among SF Holdings, Dennis Mehiel, the Company's Chairman and Chief Executive Officer, American Industrial Partners Management Company, Inc., American Industrial Partners Capital Fund L.P. ("AIP") and the other stockholders of Sweetheart signatory to that certain Stockholders' Agreement (the "Stockholders' Agreement"), dated as of March 12, 1998, (together with AIP and any permitted transferee of shares of Class A common stock or Class B common stock of Sweetheart ("the Shares"), the "Original Stockholders"), all of the outstanding Shares not held by SF Holdings (which consisted of 52% of the voting stock of Sweetheart) were delivered to SF Holdings and exchanged for 96,000 shares of Class C common stock of SF Holdings. As a result, SF Holdings became the sole beneficial owner of 100% of the issued and outstanding capital stock of Sweetheart. In addition and in connection therewith, the Stockholders Agreement and related stockholders' right agreement were terminated. As a result, the excess of the fair value of the Class C common stock issued to the Original Stockholders over the fair value of the remaining net assets acquired by SF Holdings in the amount of $5.5 million has been recorded as goodwill.

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


(3)   INVENTORIES

         The components of inventories are as follows (in thousands):


                              (Unaudited)
                               March 31,              September 30,
                                 2002                     2001
                             -------------           ---------------

Raw materials and supplies    $   51,156               $   55,955
Finished products                145,950                  158,297
Work in progress                  10,043                   10,769
                              ----------               ----------
  Total inventories           $  207,149               $  225,021
                              ==========               ==========


(4)  RELATED PARTY TRANSACTIONS

         All of the affiliates referenced below are directly or indirectly under the common ownership of the Company's Chief Executive Officer. The Company believes that the transactions described below which were entered into with related parties were negotiated on terms which are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         During the twenty-six weeks ended March 31, 2002, Sweetheart sold $3.8 million of scrap paper to Fibre Marketing Group, LLC, a waste paper recovery business in which Sweetheart has a 25% interest ("Fibre Marketing"). Accounts receivable as of March 31, 2002 included $0.8 million due from Fibre Marketing.

         During the twenty-six weeks ended March 31, 2002, Fibre Marketing issued to Sweetheart a promissory note in the principal amount of $1.2 million in exchange for outstanding accounts receivable from Fibre Marketing. The note bears interest at an annual rate of 7.0% and is payable in 36 equal monthly installments. As of March 31, 2002, $1.1 million is due to Sweetheart.

         During the twenty-six weeks ended March 31, 2002, Sweetheart purchased $4.9 million of corrugated containers from Box USA Holdings, Inc. ("Box USA"), a company in which the Company's Chief Executive Officer owns in excess of 10% of its outstanding capital stock, and $0.6 million of travel services from Emerald Lady, Inc, a company wholly owned by the Company's Chief Executive Officer ("Emerald Lady"). Accounts payable, as of March 31, 2002 included $0.9 million due to Box USA.

         Sweetheart had a loan receivable from its Chief Executive Officer totaling $0.3 million plus accrued interest at 5.06% at March 31, 2002. The loan is payable upon demand.

         During Fiscal 2000, Sweetheart entered into a lease agreement with D&L Development, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 47%, to lease a warehouse facility in Hampstead, Maryland. During the twenty-six weeks ending March 31, 2002 and the twenty-six weeks ending March 25, 2001, rental payments under this lease were $1.9 million and $1.5 million, respectively. Annual rental payments under the 20 year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

         During Fiscal 2000, Sweetheart began leasing a facility in North Andover, Massachusetts from D&L Andover Property, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 50%. During the twenty-six weeks ending March 31, 2002 and the twenty-six weeks ending March 25, 2001, rental payments under this lease were $0.8 million and $0.6 million, respectively. Annual rental payments under the 20 year lease are $1.5 million in the first year, which escalates at a rate of 2% each year thereafter.

         Sweetheart leases a building in Jacksonville, Florida from the Company's Chief Executive Officer. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, the Chief Executive Officer can require Sweetheart to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, Sweetheart terminated its operations at this facility and is currently subleasing the entire facility. Rent expense, net of sublease income on the portion of the premises subleased is not significant.

         During the twenty-six weeks ended March 25, 2001, Sweetheart sold $3.8 million of scrap paper to Fibre Marketing. Accounts receivable as of March 25, 2001 included $1.6 million due from Fibre Marketing.

         During the twenty-six weeks ended March 25, 2001, Sweetheart purchased $3.6 million of corrugated containers from Box USA and $0.7 million of travel services from Emerald Lady. Accounts payable, as of March 25, 2001, included $0.5 million due to Box USA.


(5)   LONG-TERM DEBT OBLIGATIONS

         On January 25, 2002, SF Holdings refinanced a portion of its 12 3/4% Senior Discount Notes due 2008 (the "SF Holdings Discount Notes") with a group of unaffiliated investment entities (the "Investor"), whereby the Investor purchased $103.2 million (approximately 71%) of the aggregate principal amount outstanding of the SF Holdings Discount Notes which had a carrying value of $89.6 million. SF Holdings and the Investor have amended, effective January 25, 2002, the Indenture governing the SF Holdings Discount Notes to eliminate substantially all of the restrictive covenants. SF Holdings' certificate of incorporation has also been amended to conform the terms of its Exchangeable Preferred Stock to the amendments made to the Indenture. SF Holdings and the Investor have also agreed to reduce the aggregate principal amount of the SF Holdings Discount Notes held by the Investor to $55 million, with an effective cash interest rate of 14.26% (15.25% if interest is paid-in-kind through March 31, 2004) and extended the maturity date to January 25, 2009. Interest and principal under the SF Holdings Discount Notes are collateralized by a 49% interest in the common stock of Sweetheart.

         Extraordinary gain on debt extinguishment included a gain of $19.5 million which was net of the write-off of $2.1 million of deferred financing fees and $13.0 million of income tax expenses, resulting from the refinancing of the SF Holdings Discount Notes.

         In connection with the above, SF Holdings issued to the Investor a warrant to purchase a 7% ownership interest in SF Holdings (the "SF Warrant"). The fair value of this SF Warrant at the date of issuance of $1.2 million was recorded as paid-in capital with a corresponding reduction in the carrying value of the SF Holdings Discount Notes, and will be amortized as additional interest expense over the term of the SF Holdings Discount Notes.

         On March 25, 2002, Sweetheart entered into a supplemental indenture to the Indenture (the "Indenture") governing its $110 million 10 1/2% Senior Subordinated Notes due 2003 (the "$110 Senior Subordinated Notes") to amend the definition of "Change of Control" in the Indenture to substitute Dennis Mehiel, the Company's Chairman and Chief Executive Officer, for AIP and to make certain other conforming changes. Sweetheart offered to pay $5.00 for each $1,000 in principal amount of the $110 Senior Subordinated Notes (the "Consent Fee") to holders of the $110 Senior Subordinated Notes who had properly furnished, and not revoked, their consent on or prior to the expiration date of the consent solicitation (the "Consent Solicitation"). As a result of the consummation of the Consent Solicitation, the $110 Senior Subordinated Notes began to accrue interest at 12% per annum as of March 1, 2002. Sweetheart paid the Consent Fee to the holders of the $110 Senior Subordinated Notes who consented prior to the expiration of the Consent Solicitation. Such Consent Fee has been capitalized in other assets and is being amortized over the term of the $110 Senior Subordinated Notes.

         On March 25, 2002, Sweetheart refinanced its senior revolving credit facility with Bank of America, N.A., as agent (the "Senior Credit Facility"), which replaced each of Sweetheart Cup and the Fonda Group, Inc.'s ("Fonda") existing domestic revolving credit and term loan facilities. The Senior Credit Facility has a maturity date of March 25, 2007; however, in the event that Sweetheart has not refinanced, repaid or extended the $110 Senior Subordinated Notes prior to March 1, 2003, the Senior Credit Facility shall terminate on that date. The Senior Credit Facility allows for a maximum credit borrowing of $235 million subject to borrowing base limitations and satisfaction of other conditions of borrowing. The revolving borrowings have a maximum of the lesser of $235 million less the balance of the term loans or $215 million. The term loans have a maximum of $25 million and are payable monthly through March 2005. Borrowings under the Senior Credit Facility, at Sweetheart's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. For the twenty-six weeks ended March 31, 2002, the weighted average annual interest rate for the Senior Credit Facility was 4.92%. The Senior Credit Facility is collateralized by Sweetheart's receivables, inventory, general intangibles and certain other assets. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of March 31, 2002, $52.5 million was available under the Senior Credit Facility.

         Extraordinary gain on debt extinguishment included a loss of $1.1 million, net of the income tax benefit of $0.7 million, resulting from the refinancing of Sweetheart's Senior Credit Facility.


(6)  SF HOLDINGS STOCK OPTION PLAN

         During the twenty-six weeks ended March 25, 2001, the Company adopted the SF Holdings Group, Inc. Share Incentive Plan ("the Share Incentive Plan") in which the Company may grant options to its employees to purchase up to 95,995 shares of SF Holdings' Class D common stock. SF Holdings has reserved 95,995 shares of Class D common stock for issuance upon exercise of these options. The exercise price of each option is determined by SF Holdings at the date of grant and an option's maximum term is 10 years.

         During the twenty-six weeks ended March 25, 2001, SF Holdings granted options to purchase shares of its common stock to certain employees of the Company. Certain officers of the Company were issued options that vested one-third immediately with the remaining options vesting over two years, while all other eligible employees were issued options that vest over a period of three years. The exercise prices of the options granted to the officers and certain employees were below the fair market value of SF Holdings' common stock at the date of the grant. During the vesting periods, these discounts of $1.6 million are being amortized as compensation expense and credited to additional paid-in capital by SF Holdings. Amortization expense relating to SF Holdings' stock options was $0.2 million for the twenty-six weeks ended March 31, 2002 and $0.6 million for the twenty-six weeks ended March 25, 2001.


(7)  OTHER (INCOME) EXPENSE

         During the twenty-six weeks ended March 31, 2002, Sweetheart realized $5.1 million due to the amortization of the deferred gain in conjunction with the Fiscal 2000 sale-leaseback transaction. Also, during the twenty-six weeks ended March 31, 2002, Sweetheart recognized a $3.0 million gain in association with the sale of a Sweetheart manufacturing facility in Manchester, New Hampshire. These gains were partially offset by $4.4 million in expenses reflecting certain costs incurred with the rationalization, consolidation and improvement of Sweetheart's manufacturing facilities.

         During the twenty-six weeks ended March 25, 2001, Sweetheart realized $5.1 million due to the amortization of the deferred gain in connection with the Fiscal 2000 sale-leaseback transaction.


(8)  CONTINGENCIES

         During Fiscal 2001, Sweetheart experienced a casualty loss at its Somerville, Massachusetts facility. Sweetheart carries business interruption insurance and has filed a claim with the insurance company. Settlement of the recovery amount is to be determined.

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was filed in state court in Georgia in April 1987 and later removed to federal court. The Plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended. The relief sought by Plaintiffs was to have the Plan termination declared ineffective. The United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986, and judgment was entered dismissing the case in March 1996. The Circuit Court affirmed the judgment entered in favor of Sweetheart. Plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. Sweetheart expects to complete paying out the termination liability and associated expenses in connection with the Plan termination by June 30, 2002. As of March 31, 2002, Sweetheart disbursed $19.6 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds the assets set aside in the Plan by $0.1 million, which amount has been fully reserved by Sweetheart.

         On November 29, 2001, the liquidating trustee of Ace Baking Company, Limited Partnership, filed a Complaint for Avoidance of Transfers and Disallowance or Subordination of Claims against Sweetheart in the United States Bankruptcy Court Eastern District of Wisconsin. The Complaint, among other things, seeks to avoid a portion of the consideration paid by Ace Baking Company to Sweetheart, as a fraudulent transfer, in connection with the sale by Sweetheart of its bakery business to Ace Baking in November 1997. In addition, the trustee alleges that certain subsequent payments made by Ace Baking to Sweetheart in connection with such sales are avoidable preferences. On April 12, 2002, the parties entered into a settlement agreement, pursuant to which the complaint has been dismissed with prejudice, the effect of which does not have any material adverse effect on Sweetheart.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Forward-looking statements in this filing, including those in the Notes to Consolidated Financial Statements, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Such risks and uncertainties include, but are not limited to, general economic and business conditions, competitive market pricing, increases in raw material costs, energy costs and other manufacturing costs, fluctuations in demand for products, potential equipment malfunctions and pending litigation. For additional information, see the SF Holdings Group Inc.'s ("SF Holdings") (the "Company") annual report on Form 10-K for the most recent fiscal year.


General

         SF Holdings was formed in December 1997 and conducts all of its operations through its subsidiary, Sweetheart Holdings Inc. ("Sweetheart"), and therefore has no significant cash flows or operations independent of such subsidiary.

         Sweetheart is a converter and marketer of disposable paper, plastic and foam foodservice, consumer and food packaging products. The prices for raw materials fluctuate. When raw material prices decrease, selling prices have historically decreased. The actual impact from raw materials price changes is affected by a number of factors including the level of inventories at the time of a price change, the specific timing and frequency of price changes, and the lead and lag time that generally accompanies the implementation of both raw materials and subsequent selling price changes. In the event that raw materials prices decrease over a period of several months, Sweetheart may suffer margin erosion on the sale of such inventory.

         Sweetheart's business is seasonal with a majority of its net cash flow from operations realized during the last six months of the fiscal year. Sales for such periods reflect the high seasonal demands of the summer months when outdoor and away-from-home consumption increases. In the event that Sweetheart's cash flow from operations is insufficient to provide working capital necessary to fund its requirements, Sweetheart will need to borrow under its senior revolving credit facility with Bank of America, N.A or seek other sources of capital. Sweetheart believes that funds available under its senior revolving credit facility together with cash generated from operations, will be adequate to provide for cash requirements for the next twelve months.


Recent Developments

         On January 25, 2002, SF Holdings refinanced a portion of its 12 3/4% Senior Discount Notes due 2008 (the "SF Holdings Discount Notes") with a group of unaffiliated investment entities (the "Investor"), whereby the Investor purchased $103.2 million (approximately 71%) of the aggregate principal amount outstanding of the SF Holdings Discount Notes which had a carrying value of $89.6 million. SF Holdings and the Investor have amended, effective January 25, 2002, the Indenture governing the SF Holdings Discount Notes to eliminate substantially all of the restrictive covenants. SF Holdings' certificate of incorporation has also been amended to conform the terms of its Exchangeable Preferred Stock to the amendments made to the Indenture. SF Holdings and the Investor have also agreed to reduce the aggregate principal amount of the SF Holdings Discount Notes held by the Investor to $55 million, with an effective cash interest rate of 14.26% (15.25% if interest is paid-in-kind through March 31, 2004) and extended the maturity date to January 25, 2009. Interest and principal under the SF Holdings Discount Notes are collateralized by a 49% interest in the capital stock of Sweetheart.

         Extraordinary gain on debt extinguishment included a gain of $19.5 million which was net of the write-off of $2.1 million of deferred financing fees and $13.0 million of income tax expenses, resulting from the refinancing of the SF Holdings Discount Notes.

         In connection with the above, SF Holdings issued to the Investor a warrant to purchase a 7% ownership interest in SF Holdings (the "SF Warrant"). The fair value of this SF Warrant at the date of issuance of $1.2 million was recorded as paid-in capital with a corresponding reduction in the carrying value of the SF Holdings Discount Notes, and will be amortized as additional interest expense over the term of the SF Holdings Discount Notes.

         Pursuant to an agreement, dated as of March 22, 2002 by and among SF Holdings, Dennis Mehiel, the Company's Chairman and Chief Executive Officer, American Industrial Partners Management Company, Inc., American Industrial Partners Capital Fund L.P. ("AIP") and the other stockholders of Sweetheart signatory to that certain Stockholders' Agreement (the "Stockholders' Agreement"), dated as of March 12, 1998, (together with AIP and any permitted transferee of shares of Class A common stock or Class B common stock of Sweetheart ("the Shares"), the "Original Stockholders"), all of the outstanding Shares not held by SF Holdings (which consisted of 52% of the voting stock of Sweetheart) were delivered to SF Holdings and exchanged for 96,000 shares of Class C common stock of SF Holdings. As a result, SF Holdings became the sole beneficial owner of 100% of the issued and outstanding capital stock of Sweetheart. In addition and in connection therewith, the Stockholders Agreement and related stockholders' right agreement were terminated. As a result, the excess of the fair value of the Class C common stock issued to the Original Stockholders over the fair value of the remaining net assets acquired by SF Holdings in the amount of $5.5 million has been recorded as goodwill.

         On March 25, 2002, Sweetheart entered into a supplemental indenture to the Indenture (the "Indenture") governing its $110 million 10 1/2% Senior Subordinated Notes due 2003 (the "$110 Senior Subordinated Notes") to amend the definition of "Change of Control" in the Indenture to substitute Dennis Mehiel, the Company's Chairman and Chief Executive Officer, for AIP and to make certain other conforming changes. Sweetheart offered to pay $5.00 for each $1,000 in principal amount of the $110 Senior Subordinated Notes (the "Consent Fee") to holders of the $110 Senior Subordinated Notes who had properly furnished, and not revoked, their consent on or prior to the expiration date of the consent solicitation (the "Consent Solicitation"). As a result of the consummation of the Consent Solicitation, the $110 Senior Subordinated Notes began to accrue interest at 12% per annum as of March 1, 2002. Sweetheart paid the Consent Fee to the holders of the $110 Senior Subordinated Notes who consented prior to the expiration of the Consent Solicitation. Such Consent Fee has been capitalized in other assets and is being amortized over the term of the $110 Senior Subordinated Notes.

         On March 25, 2002, pursuant to an Agreement and Plan of Merger, the Fonda Group, Inc. ("Fonda") was merged (the "Merger") with and into Sweetheart Cup Company Inc. ("Sweetheart Cup"), with Sweetheart Cup as the surviving entity. In connection with the Merger, all of the assets and operations of Fonda were assigned to, and all liabilities of Fonda were assumed by, Sweetheart Cup by operation of law and all of the outstanding shares of Fonda were cancelled. Sweetheart Cup is a wholly owned subsidiary of Sweetheart which is a wholly owned subsidiary of SF Holdings.

         On March 25, 2002, Sweetheart refinanced its senior revolving credit facility with Bank of America, N.A., as agent (the "Senior Credit Facility"), which replaced each of Sweetheart Cup's and Fonda's existing domestic revolving credit and term loan facilities. The Senior Credit Facility has a maturity date of March 25, 2007; however, in the event that Sweetheart has not refinanced, repaid or extended the $110 Senior Subordinated Notes prior to March 1, 2003, the Senior Credit Facility shall terminate on that date. The Senior Credit Facility allows for a maximum credit borrowing of $235 million subject to borrowing base limitations and satisfaction of other conditions of borrowing. The revolving borrowings have a maximum of the lesser of $235 million less the balance of the term loans or $215 million. The term loans have a maximum of $25 million and are payable monthly through March 2005. Borrowings under the Senior Credit Facility, at Sweetheart's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. For the twenty-six weeks ended March 31, 2002, the weighted average annual interest rate for the Senior Credit Facility was 4.92%. The Senior Credit Facility is collateralized by Sweetheart's receivables, inventory, general intangibles and certain other assets. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of March 31, 2002, $52.5 million was available under the Senior Credit Facility.

         Extraordinary gain on debt extinguishment included a loss of $1.1 million, net of the income tax benefit of $0.7 million, resulting from the refinancing of the Senior Credit Facility.


Thirteen   Weeks  Ended   March  31,  2002   Compared  to  Thirteen  Weeks Ended
March 25, 2001 (Unaudited)

         Net sales increased $3.6 million, or 1.2%, to $296.4 million for the thirteen weeks ended March 31, 2002 compared to $292.8 million for the thirteen weeks ended March 25, 2001, reflecting a 4.5% increase in sales volume and a 3.3% decrease in average realized sales price. Sales volumes increased as a result of incremental sales obtained from the acquisitions of an 80% interest in Global Cup, S.A. De C.V. and its subsidiaries ("Global") in April 2001 and of substantially all of the property, plant and equipment, intangible and net working capital of the consumer division of Dopaco, Inc. ("Dopaco") in August 2001. Average realized prices decreased as a result of lower raw material costs and competitive pressures.

         Gross profit decreased $5.0 million, or 14.9%, to $28.6 million for the thirteen weeks ended March 31, 2002 compared to $33.6 million for the thirteen weeks ended March 25, 2001. As a percentage of net sales, gross profit decreased to 9.7% for the thirteen weeks ended March 31, 2002 from 11.5% for the thirteen weeks ended March 25, 2001. The decrease in gross profit reflects lower fixed costs absorption as Sweetheart's inventory production decreased from the prior year. In addition, gross profit was negatively impacted by lower average realized sales prices reflecting decreases in raw material costs and manufacturing inefficiencies related to Sweetheart's initiatives to rationalize, consolidate and improve its manufacturing facilities.

         Selling, general and administrative expenses decreased $1.0 million, or 3.4%, to $28.8 million for the thirteen weeks ended March 31, 2002 compared to $29.8 million for the thirteen weeks ended March 25, 2001. This decrease is primarily due to reductions in variable compensation costs of $0.3 million, promotional advertising expenses of $0.4 million and information technology costs of $0.4 million. These favorable changes were partially offset by an increase in bad debt expense of $0.5 million due to recent customer bankruptcy filings.

         Other income, net decreased $2.8 million, or 93.3%, to $0.2 million for the thirteen weeks ended March 31, 2002 compared to $3.0 million for the thirteen weeks ended March 25, 2001. This decrease is primarily due to $2.6 million of costs incurred in association with the rationalization, consolidation and improvement of Sweetheart's manufacturing facilities.

         Operating income (loss) decreased $7.0 million, or 101.5%, to a loss of $0.1 million for the thirteen weeks ended March 31, 2002 compared to income of $6.9 million for the thirteen weeks ended March 25, 2001, due to the reasons stated above.

         Interest expense, net decreased $0.3 million, or 2.2%, to $13.1 million for the thirteen weeks ended March 31, 2002 compared to $13.4 million for the thirteen weeks ended March 25, 2001. This decrease is attributable to lower interest rates on higher average balances which was partially offset by the increase in coupon interest on the $110 Senior Subordinated Notes which was effective March 1, 2002.

         Income tax benefit increased $2.6 million, or 113.0%, to $4.9 million in the thirteen weeks ended March 31, 2002 compared to $2.3 million for the thirteen weeks ended March 25, 2001 as a result of a larger pre-tax loss. The effective rates for the thirteen weeks ended March 31, 2002 and the thirteen weeks ended March 25, 2001 were 37% and 34%, respectively.

         Minority interest decreased $0.1 million, or 50.0%, to $0.1 million in the thirteen weeks ended March 31, 2002 compared to $0.2 million for the thirteen weeks ended March 25, 2001 as a result of decrease earnings of Sweetheart.

         Extraordinary gain on debt extinguishment was $18.4 million net of the income taxes in the thirteen weeks ended March 31, 2002 resulting from the refinancing of the SF Holdings Discount Notes and the Senior Credit Facility.

         Net income (loss) increased $14.4 million, or 351.2%, to income of $10.3 million for the thirteen weeks ended March 31, 2002 compared to a loss of $4.1 million for the thirteen weeks ended March 25, 2001, due to the reasons stated above.


Twenty-six   Weeks   Ended   March  31,  2002 Compared to Twenty-six Weeks Ended
March 25, 2001 (Unaudited)

         Net sales decreased $2.1 million, or 0.3%, to $617.2 million for the twenty-six weeks ended March 31, 2002 compared to $619.3 million for the twenty-six weeks ended March 25, 2001, reflecting a 2.1% decrease in average realized sales price and a 1.8% increase in sales volume. Average realized prices decreased as a result of lower raw material costs and competitive pressures. Sales volumes increased as a result of incremental sales obtained from Sweetheart's acquisitions of Global in April 2001 and Dopaco in August 2001.

         Gross profit decreased $3.1 million, or 4.3%, to $69.0 million for the twenty-six weeks ended March 31, 2002 compared to $72.1 million for the twenty-six weeks ended March 25, 2001. As a percentage of net sales, gross profit decreased to 11.2% for the twenty-six weeks ended March 31, 2002 from 11.6% for the twenty-six weeks ended March 25, 2001. The decrease in gross profit reflects a decrease in fixed costs absorption as Sweetheart's inventory production was down from prior year. In addition, gross profit was negatively impacted by lower average realized sales prices reflecting decreases in material cost and manufacturing inefficiencies related to Sweetheart's consolidation initiatives.

         Selling, general and administrative expenses decreased $0.9 million, or 1.5%, to $58.3 million for the twenty-six weeks ended March 31, 2002 compared to $59.2 million for the twenty-six weeks ended March 25, 2001. This decrease in expense is primarily due to reductions in variable compensation costs of $1.7 million and information technology costs of $0.3 million. These favorable changes were partially offset by an in increase in bad debt expense of $1.3 million due to recent customer bankruptcy filings.

         Other income decreased $3.1 million, or 48.4%, to income of $3.3 million for the twenty-six weeks ended March 31, 2002 compared to income of $6.4 million for the twenty-six weeks ended March 25, 2001. This decrease is primarily due to $4.4 million of costs incurred in association with the rationalization, consolidation and improvement of Sweetheart's manufacturing facilities which was partially offset by a $3.0 million gain associated with the sale of Sweetheart's manufacturing facility in Manchester, New Hampshire.

         Operating income decreased $5.4 million, or 28.0% to $13.9 million for the twenty-six weeks ended March 31, 2002 compared to $19.3 million for the twenty-six weeks ended March 25, 2001, due to the reasons stated above.

         Interest expense, net decreased $0.5 million, or 1.9%, to $26.3 million for the twenty-six weeks ended March 31, 2002 compared to $26.8 million for the twenty-six weeks ended March 25, 2001. This decrease is attributable to lower interest rates on higher average balances which was partially offset by the increase in coupon interest on the $110 Senior Subordinated Notes which was effective March 1, 2002.

         Income tax benefit increased $1.7 million, or 68.0%, to $4.2 million in the twenty-six weeks ended March 31, 2002 compared to $2.5 million for the twenty-six weeks ended March 25, 2001 as a result of a larger pre-tax loss. The effective rates for the thirteen weeks ended March 31, 2002 and the twenty-six weeks ended March 25, 2001 were 34% and 33%, respectively.

         Minority interest decreased $0.2 million, or 200.0%, to an expense of $0.1 million in the twenty-six weeks ended March 31, 2002 compared to income of $0.1 million for the twenty-six weeks ended March 25, 2001 as a result of decrease earning of Sweetheart.

         Extraordinary gain on debt extinguishment was $18.4 million net of the income taxes in the twenty-six weeks ended March 31, 2002 resulting from the refinancing of the SF Holdings Discount Notes and the Senior Credit Facility.

         Net income (loss) increased $15.2 million, or 304%, to income of $10.2 million for the twenty-six weeks ended March 31, 2002 compared to a loss of $5.0 million for the twenty-six weeks ended March 25, 2001, due to the reasons stated above.


Liquidity And Capital Resources

         Historically, the Company has relied on cash generated by operations, combined with amounts available under revolving credit borrowings in addition to funds generated by asset sales to fund capital expenditure needs, debt service requirements, payments in conjunction with lease commitments and working capital needs. In the twenty-six weeks ended March 31, 2002, the Company funded its capital expenditures from a combination of cash generated from operations, borrowings from the revolving credit facility and funds generated from asset sales. The Company expects to continue this method of funding for the remainder of its Fiscal 2002 capital expenditures.

         Net cash provided by operating activities in the twenty-six weeks ended March 31, 2002 was $32.3 million compared to net cash used in operating activities of $6.6 million in the twenty-six weeks ended March 25, 2001. This increase is primarily due to better collection of receivables, a reduction in inventories and improved accounts payable management.

         Net cash used in investing activities in the twenty-six weeks ended March 31, 2002 was $8.5 million compared to $19.0 million in the twenty-six weeks ended March 25, 2001. This decrease is primarily due to the receipt of proceeds from the sale of the Manchester, New Hampshire facility in the twenty-six weeks ended March 31, 2002 and the purchase of substantially all of the property, plant and equipment, intangibles and net working capital of Springprint Medallion, a division of Marcal Paper Mills, Inc. in the twenty-six weeks ended March 25, 2001.

         Net cash used in financing activities in the twenty-six weeks ended March 31, 2002 was $29.7 million compared to net cash provided by financing activities of $28.3 million in the twenty-six weeks ended March 25, 2001. This change is primarily due to the reduction of the Senior Credit Facility balances, the proceeds received from the sale of the Manchester, New Hampshire facility and cash generated from operations.

         Working capital decreased $35.7 million to $218.5 million at March 31, 2002 from $254.2 million at September 30, 2001. This decrease resulted from current assets decreasing $33.5 million, primarily due to improved collection of receivables and management of inventories.

         Capital expenditures for the twenty-six weeks ended March 31, 2002 were $13.8 million compared to $12.7 million for the twenty-six weeks ended March 25, 2001. Capital expenditures in the twenty-six weeks ended March 31, 2002 included $6.1 million for new production equipment; $4.2 million associated with the implementation of Sweetheart's consolidation program; $2.7 million for facility improvements and $0.8 million primarily for routine capital improvements.

         On March 25, 2002, Sweetheart refinanced its Senior Credit Facility with Bank of America, N.A., as agent, which replaced each of Sweetheart and Fonda's existing domestic revolving credit and term loan facilities. The Senior Credit Facility has a maturity date of March 25, 2007; however, in the event that Sweetheart has not refinanced, repaid or extended the $110 Senior Subordinated Notes prior to March 1, 2003, the Senior Credit Facility shall terminate on that date. The Senior Credit Facility allows for a maximum credit borrowing of $235 million subject to borrowing base limitations and satisfaction of other conditions of borrowing. The revolving borrowings have a maximum of the lesser of $235 million less the balance of the term loans or $215 million. The term loans have a maximum of $25 million and are payable monthly through March 2005. Borrowings under the Senior Credit Facility, at Sweetheart's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. For the twenty-six weeks ended March 31, 2002, the weighted average annual interest rate for the Senior Credit Facility was 4.92%. The Senior Credit Facility is collateralized by Sweetheart's receivables, inventory, general intangibles and certain other assets. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of March 31, 2002, $52.5 million was available under the Senior Credit Facility.

         Sweetheart's Canadian subsidiary has a credit agreement (the "Canadian Credit Facility") which provides for a term loan and a credit facility with a maximum credit borrowing of Cdn $30 million (approximately US $18.8 million) subject to borrowing base limitations and satisfaction of other conditions of borrowing. The term borrowings are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Sweetheart's Canadian subsidiary and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit facility and an index rate plus 2.00% with respect to the term loan borrowings. As of March 31, 2002, Cdn $2.3 million (approximately US $1.4 million) was available under the revolving facility and the term loan balance was Cdn $13.4 million (approximately US $8.4 million) under the Canadian Credit Facility.

         In connection with a sale-leaseback transaction, on June 15, 2000, Sweetheart Cup, and Sweetheart sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas to several owner participants for a fair market value of $212.3 million.

         Pursuant to a lease dated as of June 1, 2000 (the "Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), as trustee, Sweetheart Cup leases the production equipment sold in connection with the sale-leaseback transaction from State Street as owner trustee for several owner participants, through November 9, 2010. Sweetheart Cup has the option to renew the Lease for up to four consecutive renewal terms of two years each. Sweetheart Cup also has the option to purchase such equipment for fair market value either at the conclusion of the Lease term or November 21, 2006. Sweetheart's obligations under the Lease are collateralized by substantially all of Sweetheart's property, plant and equipment owned as of June 15, 2000. The Lease contains various covenants, which prohibit, or limit, among other things, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness and certain other business activities. Sweetheart is accounting for the sale-leaseback transaction as an operating lease, expensing the $32.0 million annualized rental payments and removing the property, plant and equipment sold from its balance sheet. A deferred gain of $107.0 million was realized from this sale and is being amortized over 125 months, which is the term of the Lease. The taxable gain in the amount of $147.8 million has allowed Sweetheart to utilize a substantial portion of its net operating loss carryforwards.

         Sweetheart Cup is the obligor and Sweetheart the guarantor with respect to the $110 Senior Subordinated Notes. Interest on the $110 Senior Subordinated Notes is payable semi-annually in arrears on March 1 and September 1. As a result of the consummation of the Consent Solicitation, the $110 Senior Subordinated Notes began to accrue interest at 12% per annum as of March 1, 2002. The $110 Senior Subordinated Notes are subject to redemption at the option of Sweetheart, in whole or in part, at the redemption price (expressed as percentages of the principal amount), plus accrued interest to the redemption date, at a call premium of 100%. The $110 Senior Subordinated Notes are Subordinated in right of payment to the prior payment in full of all borrowings under the Senior Credit Facility, all obligations under the Lease, and all other indebtedness not otherwise prohibited. The $110 Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens and certain other business activities.

         In Fiscal 1997, Sweetheart issued $120 million of 9-1/2% Series A Senior Subordinated Notes due 2007 (the "$120 Senior Subordinated Notes") with interest payable semi-annually. Payment of the principal and interest is subordinate in right to payment of the Senior Credit Facility. Sweetheart may, at its election, redeem the $120 Senior Subordinated Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.750% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The $120 Senior Subordinated Notes provide that upon the occurrence of a change of control (as defined therein), the holders thereof will have the option to require the redemption of the $120 Senior Subordinated Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

         On January 25, 2002, SF Holdings refinanced a portion of its SF Holdings Discount Notes with a group of unaffiliated investment entities (the "Investor"), whereby the Investor purchased $103.2 million (approximately 71%) of the aggregate principal amount outstanding of the SF Holdings Discount Notes which had a carrying value of $89.6 million. SF Holdings and the Investor have amended, effective January 25, 2002, the Indenture governing the SF Holdings Discount Notes to eliminate substantially all of the restrictive covenants. SF Holdings' certificate of incorporation has also been amended to conform the terms of SF Holdings' Exchangeable Preferred Stock to the amendments made to the Indenture. SF Holdings and the Investor have also agreed to reduce the aggregate principal amount of the SF Holdings Discount Notes held by the Investor to $55 million, with an effective cash interest rate of 14.26% (15.25% if interest is paid in kind through March 31, 2004) and extended the maturity date to January 25, 2009. Interest and principal under the SF Holdings Discount Notes are collateralized by a 49% interest in the capital stock of Sweetheart. SF Holdings expensed $2.1 million in deferred financing fees as a result of the refinancing.

         In connection with the above, SF Holdings issued to the Investor a warrant to purchase a 7% ownership interest in SF Holdings (the "SF Warrant"). The fair value of this SF Warrant at the date of issuance of $1.2 million was recorded as paid-in capital with a corresponding reduction in the carrying value of the SF Holdings Discount Notes, and will be amortized as additional interest expense over the term of the SF Holdings Discount Notes.

         On March 12, 1998, SF Holdings issued units consisting of $30 million of 13 3/4% Exchangeable Preferred Stock due March 13, 2009 (the "Exchangeable Preferred") and 11,100 shares of Class C common stock. Until March 12, 2003, cumulative dividends on the Exchangeable Preferred are paid quarterly, at SF Holdings' option, subject to certain restrictions, either in cash or by the issuance of additional shares of Exchangeable Preferred. Thereafter, dividends will be payable in cash, subject to certain exceptions. The fair value of such Class C common stock ($0.9 million) at the date of issuance was recorded as common stock and paid-in capital with a corresponding reduction in the carrying value of the Exchangeable Preferred. The resulting discount is being amortized as additional preferred stock dividends over the term of the Exchangeable Preferred. The Exchangeable Preferred is exchangeable at SF Holdings' option into 13 3/4% subordinated notes due March 15, 2009.

         As of December 12, 2001, all cumulative dividends on the Exchangeable Preferred have been paid by the issuance of additional shares of Exchangeable Preferred. The value of the Exchangeable Preferred, was $51.7 million and $48.2 million as of March 31, 2002 and September 30, 2001, respectively. The Exchangeable Preferred is not entitled to any vote, except as required in SF Holdings' certificate of incorporation and by law.

         On March 12, 1998, SF Holdings authorized 100,000 shares of Preferred Stock Class B, $.001 par value. On March 12, 1998, 15,000 shares of Class B Series 1 preferred stock, $.001 par value, were issued to Creative Expression Group, Inc. ("CEG") in consideration for a $15 million investment. On December 3, 1999, 15,000 shares of Class B Series 2 preferred stock were issued in connection with the merger with CEG in consideration for 87% of shares of CEG's common stock with a liquidation value of $15 million.

         The Class B Series 1 and Series 2 preferred stock are not entitled to receive dividends. The holder of Class B Series 1 preferred stock is not entitled to any vote, except as otherwise provided by law. The holders of Class B Series 2 preferred stock are entitled to one vote for each share held in all matters voted on by the stockholders. Each series of preferred stock is convertible, at any time, into 133,494 shares of Class A Common Stock and is required to be redeemed on March 13, 2010, provided funds are legally available for such purposes.

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

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was filed in state court in Georgia in April 1987 and later removed to federal court. The Plaintiffs claimed, among other things, that Sweetheart wrongfully terminated the Lily Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended. The relief sought by Plaintiffs was to have the Plan termination declared ineffective. The United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986, and judgment was entered dismissing the case in March 1996. The Circuit Court affirmed the judgment entered in favor of Sweetheart. Plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. Sweetheart expects to complete paying out the termination liability and associated expenses in connection with the Plan termination by June 30, 2002. As of March 31, 2002, Sweetheart disbursed $19.6 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds the assets set aside in the Plan by $0.1 million, which amount has been fully reserved by Sweetheart.

         On November 29, 2001, the liquidating trustee of Ace Baking Company, Limited Partnership, filed a Complaint for Avoidance of Transfers and Disallowance or Subordination of Claims against Sweetheart in the United States Bankruptcy Court Eastern District of Wisconsin. The Complaint, among other things, seeks to avoid a portion of the consideration paid by Ace Baking Company to Sweetheart, as a fraudulent transfer, in connection with the sale by Sweetheart of its bakery business to Ace Baking in November 1997. In addition, the trustee alleges that certain subsequent payments made by Ace Baking to Sweetheart in connection with such sales are avoidable preferences. On April 12, 2002, the parties entered into a settlement agreement, pursuant to which the complaint has been dismissed with prejudice, the effect of which does not have any material adverse effect on Sweetheart.

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

         The Company believes that cash generated by Sweetheart's operations, combined with amounts available under the Senior Credit Facility in addition to funds generated by asset sales should be sufficient to fund Sweetheart's capital expenditure needs, debt service requirements, payments in conjunction with lease commitments and working capital needs, including Sweetheart's termination liabilities under the Plan in the next twelve months.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Sweetheart is exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with its variable rate debt. All borrowing under the Senior Credit Facility and Canadian Credit Facility, each of which contains a revolving and term credit facility, bear interest at a variable rate. Borrowings under the Senior Credit Facility, at Sweetheart's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit borrowings and an index rate plus 2.00% with respect to the term loan borrowings. As of March 31, 2002, the outstanding indebtedness under the Senior Credit Facility was $166.6 million and the Canadian Credit Facility was $15.0 million in U.S. dollars. As of March 31, 2002, $52.5 million was available under the Senior Credit Facility and Cdn $2.3 million (approximately US $1.4 million) was available under Canadian Credit Facility. Based upon these amounts, the annual net income would change by approximately $1.1 million for each one percentage point change in the interest rates applicable to the variable rate debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

                           PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)   Exhibits:

               None

         (b)   Reports on Form 8-K:

               A report on Form 8-K was filed on February 1, 2002 under Item 5 and Item 7.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                                     SF HOLDINGS GROUP, INC.
                                     (registrant)

Date:  May 10, 2002                  By:  /s/ Hans H. Heinsen
       ------------                       -------------------
                                     Hans H. Heinsen
                                     Senior Vice President,
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial and Accounting Officer
                                     and Duly Authorized Officer)